Form 10-Q
period 2001-03-31
VERISITY LTD
filed 2001-05-09
CIK 1121936

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended March 31, 2001 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      for the transition period from ___ to ___


                            Commission File Number:

                                 VERISITY LTD.
            (Exact name of registrant as specified in its charter)

           Israel                                    Not Applicable
(State or other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



2041 Landings Drive, Mountain View, California               94043
   (Address of principal executive offices)               (Zip Code)

                                 (650)934-6800
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_] No [X] Registrant's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on March 20, 2001.

As of April 30, 2001, there were 18,664,674 of registrant's ordinary shares, par value .001 NIS per share, outstanding.

                                 VERISITY LTD.

                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 2001

                                     Index

                                                                                          Page
                                                                                          ----
Part I - Financial Information

         Item 1.  Condensed Consolidated Financial Statements:

                      Balance Sheets                                                         1
                      Statement of Operations                                                2
                      Statement of Cash Flows                                                3
                      Notes                                                                4-6
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               6-10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                10

Part II - Other Information

         Item 1.  Legal Proceedings                                                         11
         Item 2.  Changes in Securities and Use of Proceeds                                 11

         Item 3.  Defaults Upon Senior Securities                                           11
         Item 4.  Submissions of Matters to a Vote of Security Holders                      11

         Item 5.  Other Information                                                         11

         Item 6.  Exhibits and Reports on Form 8-K                                          11

Signature                                                                                   12

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                                 VERISITY LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in Thousands)

                                                                      DECEMBER 31,     MARCH 31,
                                                                         2000            2001
                                                                      --------------------------
                                                                                       UNAUDITED
                                                                                       ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                            $ 18,388        $ 42,734
  Short-term investments                                                    387           1,719
  Accounts receivable                                                     7,854           4,909
  Prepaid expenses and other current assets                               3,837           3,070
                                                                       ------------------------
   Total current assets                                                  30,466          52,432

  Property and equipment, net                                             1,623           1,846
  Other assets                                                              198             219
                                                                       ------------------------
   Total assets                                                        $ 32,287        $ 54,497
                                                                       ========================
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          902             888
  Bank loan                                                                 265             199
  Accrued compensation                                                    3,485           2,328
  Deferred revenues                                                      16,989          21,464
  Other current liabilities                                               2,302           2,778
                                                                       ------------------------
   Total current liabilities                                             23,943          27,657

  Accrued severance pay, net                                                149             154
  Long-term portion of deferred revenues                                  3,110           1,583
  Long-term portion of capital lease obligations                             10               9
                                                                       ------------------------
   Total long-term liabilities                                            3,269           1,746

Shareholders' equity:
 Preferred shares, ordinary shares and additional paid-in capital        28,190          47,518
 Deferred compensation                                                     (853)           (692)
 Shareholders' loans                                                       (252)           (252)
 Accumulated defiit                                                     (22,010)        (21,480)
                                                                       ------------------------
Total shareholders' equity                                                5,075          25,094
                                                                       ------------------------
Total liabilities and shareholders' equity                             $ 32,287        $ 54,497
                                                                       ========================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 VERISITY LTD.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in Thousands, except per share data)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                            2000          2001
                                                            --------  --------
                                                                 UNAUDITED
                                                            ------------------
Revenue :
 License                                                    $  2,316    $  5,839
 Maintenance                                                   1,026       2,064
 Other services                                                  311         643
                                                            --------------------
   Total revenue                                               3,653       8,546
Cost of revenue :
 License                                                          63         192
 Maintenance                                                     364         367
 Other services (1)                                               69         393
                                                            --------------------
   Total cost of revenue                                          496        952
                                                            --------------------
Gross profit                                                    3,157      7,594
                                                            --------------------
Operating expenses:
 Research and development                                       1,822      2,125
 Sales and marketing                                            2,617      3,963
 General and administrative                                       702      1,036
 Non-cash charges related to equity issuances (1)                 202        166
                                                            --------------------
   Total operating expenses                                     5,343      7,290
                                                            --------------------
Operating income (loss)                                        (2,186)       304
Interest income                                                    71        234
Interest expense and other income                                  17         21
                                                            --------------------
Net income (loss) before income taxes                          (2,098)       559
Provision for income taxes                                         --         29
                                                            --------------------
Net income (loss)                                           $  (2,098)  $    530
                                                            --------------------
Basic earnings per share :
  Basic net income (loss) per ordinary share                $   (0.32)  $   0.06
                                                            --------------------
  Shares used in per share calculation                          6,456      8,457
                                                            --------------------
Diluted earnings per share :
  Diluted net income (loss) per ordinary share              $   (0.32)  $   0.03
                                                            --------------------
  Shares used in per share calculation                          6,456     16,508
                                                            --------------------

(1) Non-cash charges related to equity issuance include the following :

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                              2000       2001
                                                           ---------  ---------
Cost of other services revenue                             $       5  $       5
                                                           =========  =========
 Research and development, net                             $      49  $      43
 Sales and marketing                                              69         69
 General and administrative                                       84         54
                                                           ---------  ---------
Total included in operating expenses                       $     202  $     166
                                                           ---------  ---------

          The accompanying notes are integral part of these condensed consolidated financial statements.

                                 VERISITY LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in Thousands)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            --------------------
                                                                                             2000           2001
                                                                                             -------------------
                                                                                                  UNAUDITED
                                                                                              ------------------
Cash flows from operating activities:
Net income (loss)                                                                             $  (2,098) $    530
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation                                                                                        182       205
Non-cash charges related to equity issuances                                                        207       171
Changes in operating assets and liabilities:
Accounts receivable                                                                                (283)    2,945
Prepaid expenses and other and other current assets                                                   9       767
Other current liabilities and accrued compensation                                                  289      (681)
Accrued severance pay, net                                                                           62         5
Accounts payable                                                                                    181       (14)
Deferred revenue                                                                                  1,831     2,948
                                                                                              -------------------
Net cash provided by operating activities                                                           380     6,876

Cash flows from investing activities:
Purchases of property and equipment                                                                (150)     (428)
Purchases of short-term investments                                                                  --    (1,332)
Other assets                                                                                        (32)      (21)
                                                                                              -------------------
 Net cash used in investing activities                                                              (182)   (1,781)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares                                                        44    19,318
Loan to share holder                                                                                (50)
Repayment of bank loan                                                                              (66)      (66)
Payments under capital lease obligations                                                             (4)       (1)
                                                                                              -------------------
 Net cash provided by (used in) financing activities                                                (76)   19,251

Net increase in cash and cash equivalents                                                           122    24,346
Cash and cash equivalents at beginning of the period                                             10,811    18,388
                                                                                              -------------------
Cash and cash equivalents at end of the period                                                   10,933    42,734
                                                                                              -------------------

          The accompanying notes are integral part of these condensed consolidated financial statements.

                                 VERISITY LTD.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of  Presentation

The Company

          These unaudited interim financial statements reflect our condensed consolidated financial position as of March 31, 2001. The statements also show our statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These interim statements include all normal recurring adjustments which we believe are necessary to fairly present our financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 20, 2001. The year end condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

2.   Basic and Diluted Net Income (Loss) Per Share

          Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with FASB Statement No. 128, "Earnings per Share." The potential ordinary shares excluded from the earnings per share calculation because they were antidilutive totaled 8,526,431 ordinary shares for the three months ended March 31, 2000.

         The following table presents the calculation of unaudited basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                                              THREE MONTHS
                                                                                               MARCH 31,
                                                                                       --------------------------
                                                                                          2000            2001
                                                                                       ----------      ----------
                                                                                               UNAUDITED
                                                                                       --------------------------
Net income (loss)                                                                      $   (2,098)     $      530
                                                                                       ==========      ==========

Shares used in computing basic net income (loss) per ordinary share                         6,456(1)        8,457
                                                                                       ----------      ----------
Effect of conversion of preferred shares prior to the IPO                                      --           5,316
Weighted average number of ordinary shares under the treasury method                           --           2,553
Weighted average number of ordinary shares subject to repurchase                               --             182
                                                                                       ----------      ----------
Shares used in computing diluted net income (loss) per ordinary share                       6,456          16,508
                                                                                       ----------      ----------
Diluted net income (loss) per ordinary share                                           $    (0.32)     $     0.03
                                                                                       ==========      ==========

(1) Due to loss in period, additional shares were excluded as their affect would have been antidilutive

3.   Initial Public Offering

          On March 26, 2001, we completed our initial public offering in which we sold 3,335,000 ordinary shares. The aggregate net proceeds we received from this offering were approximately $21.7 million. All preferred shares were automatically converted into ordinary shares on a share for share basis on the first day that our ordinary shares began trading on the Nasdaq National Market, March 21, 2001 (See Note 6 -- "Subsequent Events" on page 6).

4.   Segment, Customers and Geographic Information

          We operate in one industry segment, the development, marketing and supporting of software products which provide systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs. Operations in Israel and in the United States include research and development, sales and marketing. Operations in Europe include sales and marketing.

          The following is a summary of operations within geographic areas based on customers and long lived assets location:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                      2000                2001
                                                    --------            --------
                                                             UNAUDITED
                                                    ----------------------------
Revenues from sales to unaffiliated customers:

  United States                                        2,653               6,978
  Israel                                                 479                 410
  Europe                                                 521               1,158
                                                    --------            --------
                                                       3,653               8,546
                                                    ========            ========


                                                             MARCH 31,
                                                    ----------------------------
                                                      2000                2001
                                                    --------            --------
                                                             UNAUDITED
                                                    ----------------------------
Long lived assets:
  United States                                          648                 881
  Israel                                                 859                 921
  Europe                                                  49                  44
                                                    --------            --------
                                                       1,556               1,846
                                                    ========            ========




5.   Recently Issued Accounting Standards

          We adopted Statement of Financial Accounting Standard 133 ("SFAS 133"), as of January 1, 2001. The implementation of SFAS 133 did not have a significant effect on our financial condition or results of operations.

6.   Subsequent Events

          In April 2001, the underwriters of our initial public offering exercised their over-allotment option to purchase an additional 500,250 ordinary shares at $7.00 per share, the initial public offering price of our ordinary shares. The aggregate net proceeds we received were approximately $3.25 million.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Description of Business

          Verisity provides proprietary technologies and software products used to efficiently verify designs of electronic systems and complex integrated circuits that are essential to the communications and other high growth segments of the electronics industry. Our products automate the process of detecting flaws in these designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market and reduce overall product development costs. We were founded in September 1995 and commenced operations in January 1996. In November 1999, we acquired SureFire Verification, Inc. by merging it into our wholly-owned subsidiary, Verisity Design, Inc., a California corporation. The SureFire acquisition was accounted for under the pooling-of-interests method, and the operations of SureFire are therefore included in our results of operations for all periods presented and the discussions thereof.

         In 1996, we released our original Specman functional verification software product. In the second quarter of 1998, SureFire released our SureCov software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In the fourth quarter of 1999, we released our SureLint software product. We have also introduced several other products and support programs which enhance the use of our products in the functional verification process.


Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. To the extent statements contained herein are not purely historical, they are forward-looking statements.

         Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements represent only management's present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results or performance to differ materially from those described in the forward-looking statements. These factors include: the market acceptance of new product offerings; fluctuations in the sale of licenses for our products due to seasonal factors; Verisity's ability to attract and retain key personnel; risks associated with management of growth; Verisity being held liable for defects or errors in its products; political, economic and business fluctuations in Israel and Verisity's international markets; risks of downturns in economic conditions generally and in the communication, semiconductors and intellectual property industries specifically and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 20, 2001, and elsewhere in this Quarterly Report on Form 10-Q.

         Verisity Ltd. is not under any obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.


Three months ended March 31, 2001 Compared to Three Months Ended March 31, 2000


Total Revenue

         Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for annual support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $8.5 million for the three months ended March 31, 2001 and $3.7 million for the comparable quarter of 2000, representing an increase of $4.8 million, or 133.9%. This increase was attributable to an increase in our customer base and additional sales to our existing customers, with each factor contributing substantially equally to the increase.

         Licenses revenue. Our license revenue was $5.8 million for the three months ended March 31, 2001, and $2.3 million for comparable quarter of 2000, representing an increase of $3.5 million, or 152.1%. This increase was primarily attributable to an increase in our customer base, as well as additional sales to our existing customers, with new customers contributing approximately 58% of the increase.

         Maintenance revenue. Our maintenance revenue was $2.0 million for the three months ended March 31, 2001, and $1.0 million for the comparable quarter of 2000, representing an increase of $1.0 million, or 101.2%. This increase was primarily attributable to the recognition of maintenance revenue that we sold in connection with the sale of new licenses.

         Other services revenue. Our other services revenue was $643,000 for the three months ended March 31, 2001, and $311,000 for the comparable quarter of 2000, representing an increase of $332,000, or 106.7%. This increase was primarily attributable to an increase in training services.

Cost of Revenue

         Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $952,000 for the three months ended March 31, 2001, and $496,000 for the comparable quarter of 2000, representing an increase of $456,000, or 91.9%. Cost of revenue as a percentage of total revenue was 11.1% for the three months ended March 31, 2001 and 13.6% for the comparable quarter of 2000.

         Cost of license revenue. Cost of license revenue includes royalties we pay to third parties, primarily the Israeli Office of the Chief Scientist, or OCS. The OCS royalties reflect our obligation to repay the research and development grants we received from the OCS in support of our software products developed in Israel. These royalties are payable at a rate of 3.0-3.5% of the license, maintenance and other services revenue attributable to the sale of our products which were developed from the funded research. These royalty obligations will terminate upon the payment in full of the amounts due under the OCS grants. Until repaid, original grants received after January 1, 1999 accrue interest at the 12-month LIBOR rate. As of March 31, 2001, approximately $677,000 of this contingent repayment obligation remained outstanding. Cost of license revenue was $192,000 for the three months ended March 31, 2001, and $63,000 for the comparable quarter of 2000, representing an increase of $129,000, or 204.7%. The increase is primarily due to an increase in royalty costs arising from the increase in license revenue.

         Cost of maintenance revenue. Cost of maintenance revenue remained relatively unchanged at $367,000 and $364,000 for the three months ended March 31, 2001, and for the comparable quarter of 2000, respectively. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 35.5% for the three months ended March 31, 2000, to 17.8% for the comparable quarter of 2001. This decrease was a result of an increased volume of maintenance renewals and continued improvements in product quality. These improvements related primarily to the introduction of upgraded versions of our software products that improved functionality and ease of use. These improvements contributed to the overall operating efficiency of our software and our customer support personnel.

         Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $393,000 for the three months ended March 31, 2001, and $69,000 for the comparable quarter of 2000, representing an increase of $324,000, or 469.6%. This increase is primarily attributable to externally contracted training services to support the growth in related revenue. As a percent of other services revenue, the cost of other services revenue increased from 22.2% for the three months ended March 31, 2000, to 61.2% for the comparable quarter of 2001.


Operating Expenses

         Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.1 million for the three months ended March 31, 2001, and $1.8 million for the comparable quarter of 2000, representing an increase of $0.3 million, or 16.6%. The increases were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products. Research and development expenses as a percentage of total revenues were 24.9% in the three months ended March 31,2001, and 49.9% in the comparable quarter of 2000. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Sales and marketing expenses were $4.0 million for the three months ended March 31, 2001, and $2.6 million for the comparable quarter of 2000, representing an increase of $1.4 million, or 51.4%. This increase is primarily attributable to the hiring of additional sales and marketing personnel for an increase of approximately $0.8 million including related travel and office expenses and $0.3 million of commission related expenses resulting from higher revenue levels. Sales and marketing expenses as a percentage of total revenues were 46.4% for the three months ended March 31, 2001, and 71.6% for the comparable period of 2000. We expect sales and marketing expenses to increase as we expand our geographic reach and hire additional personnel.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, human resources and finance personnel, facilities, and professional services fees. General and administrative expenses were $1.0 million for the three months ended March 31, 2001, and $702,000 for the comparable quarter of 2000, representing an increase of $334,000, or 47.6%. This increase is attributable to the increased personnel in our finance, legal and human resources functions. General and administrative expenses as a percentage of total revenue were 12.1% for the three months ended March 31, 2001, and 19.2% for the comparable quarter in 2000. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs and insurance.

         Non-cash charges related to equity issuance. Our share-based compensation expenses, reported in operating expenses, were $202,000 for the three months ended March 31, 2000, and $166,000 for the comparable quarter of 2001. In addition, $5,000 were reported in cost of other services for both periods. The deferred share based compensation is amortized over the vesting schedule, generally four years.


Other income (expenses), net

         Other income (expense), net consists of interest income, interest expense and other miscellaneous expenses. Our other income, net increased from $88,000 for the three months ended March 31, 2000, to $255,000 for the comparable quarter of 2001. This increase was primarily due to higher balances of cash, cash equivalent and short term investments and net international currency income. As a percent of total revenue, other income (expenses), net increased from 2.4% for the three months ended March 31,2000 to 3.0% for the comparable quarter of 2001.


Liquidity And Capital Resources

         Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares. We have also financed our operations through the sale of ordinary shares, equipment financing and cash generated from the sale of our products and services. As of March 31, 2001, we had cash, cash equivalents and short term investments of $44.5 million, an accumulated deficit of $21.5 million and working capital of $24.8 million.

         On March 26, 2001, we completed our initial public offering of ordinary shares in which we sold 3,335,000 shares at a price of $7.00 per share. This excluded the exercise of the underwriters' over-allotment option for an additional 500,250 ordinary shares at a price of $7.00 per share, which was exercised in April 2001. Since proceeds from the exercise of the underwriters' over-allotment option were received during April 2001, these amounts are not included in the financial results described herein. Total net proceeds (including the exercise of the over-allotment option), were approximately $25.0 million. (See Note 6--"Subsequent Events" on page 6).

         Net cash provided by operating activities was $6.9 million for the three months ended March 31, 2001, and $380,000 for the comparable quarter of 2000. Cash provided by operating activities for each period resulted primarily from the net losses or income and an increase in deferred revenue in those periods, and to a lesser extent, increase or decrease in accounts receivable.

         Net cash used in investing activities was $1.8 million in the three months ended March 31, 2001, and $182,000 for the comparable quarter of 2000. Investing activities in the three months ended March 31, 2001, consisted of capital expenditures and purchases of short-term investments, partially offset by a reduction in short-term investments. Investing activities in the three months ended March 31, 2000, consisted mainly of capital expenditures.

         Net cash provided by financing activities was $19.3 million for the three months ended March 31, 2001, resulting primarily from the net proceeds received from our initial public offering. Net cash used in financing activities was $ 76,000 for the three months ended March 31, 2000, resulting primarily from repayment of bank loan.

         We believe that cash flow from operations will continue to be positive, and together with our current cash and short term investments balances and current credit facilities will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment.

         Although we currently have no plans, commitments or agreements with respect to any acquisitions or investments, it is possible that we may decide to undertake those activities during the next 12 months to an extent that could require additional resources. In that case, we may be required to raise additional financing through public or private financings, strategic relationships or other arrangements. However, we cannot be certain that this funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

Item 3.  Qualitative And Quantitative Disclosure About Market Risk

         We develop products primarily in Israel, and also in North America, and sell those products primarily in North America, Israel, Europe and Japan. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As substantially all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

         Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term bank instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

         Management's intent and current practice is to invest funds in excess of current operating requirements in:

     .   obligations of the United States government and its agencies;

     .   investment grade state and local government obligations;

     . securities of corporations in the United States rated A1 or P1 by Standard & Poors' or the Moody's equivalents; or

     . money market funds, deposits or notes issued or guaranteed by commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

As of March 31, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by institutions in the United States.

PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

None.

Item 2.  Changes In Securities and Use of Proceeds

         As of March 31, 2001, we issued an additional 76,237 ordinary shares as a result of the exercise of share option grants.

         We priced our initial public offering on March 20, 2001, pursuant to a Registration Statement on Form S-1 (File No. 333-45440), which was declared effective by the Securities and Exchange Commission on May 20, 2001.

         In our initial public offering, we sold an aggregate of 3,335,000 ordinary shares at $7.00 per share. We also sold an additional 500,250 ordinary shares at $7.00 per share on April 12, 2001, pursuant to the exercise of the underwriters' over-allotment option. The sale of the 3,835,250 ordinary shares generated aggregate gross proceeds of approximately $26,846,750. The aggregate net proceeds were approximately $24,967,477, after deducting underwriting discounts and commissions of approximately $1,879,273 and directly paying expenses of the offering of approximately $2.4 million.

         Robertson Stephens, Inc., Dain Rauscher Incorporated and SG Cowen Securities Corporation were the managing underwriters for our initial public offering.

         We intend to use the aggregate net proceeds from our initial public offering for general corporate purposes, including the repayment of $199,000 outstanding as of March 31, 2001 under a term loan, capital expenditures and potential acquisitions of complementary businesses, products and technologies. Pending these uses, the net proceeds of the offering will be invested in interest bearing, investment grade securities.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Matters Submitted To A Vote Of Securities Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      None.

         (b)      None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VERISITY LTD.
                                             (Registrant)




Date: May 9, 2001                            /s/ Charles G. Alvarez
      _____________________                  ___________________________________
                                             Charles G. Alvarez
                                             Vice President of Finance and
                                             Administration and Chief Financial
                                             Officer