Form 10-Q
period 2001-06-30
VERISITY LTD
filed 2001-08-13
CIK 1121936

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.
           For the quarterly period ended June 30, 2001 or

[_]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
           for the transition period from ___ to ___


                       Commission File Number: 000-32417

                                 VERISITY LTD.
            (Exact name of registrant as specified in its charter)

              Israel                                 Not Applicable
(State or other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



2041 Landings Drive, Mountain View, California              94043
(Address of principal US executive offices)               (Zip Code)

                                (650) 934-6800
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of June 30, 2001, there were 18,740,064 of registrant's ordinary shares, par value .01 NIS per share, outstanding.

                                 VERISITY LTD.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 2001

                                     Index

                                                                                                  Page
                                                                                                  ----
Part I - Financial Information

         Item 1.           Condensed Consolidated Financial Statements:

                               Balance Sheets                                                     1
                               Statement of Operations                                            2
                               Statement of Cash Flows                                            3
                               Notes                                                              4-6
         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                              7-11

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk             11-12

Part II - Other Information

         Item 1.           Legal Proceedings                                                      12
         Item 2.           Changes in Securities and Use of Proceeds                              12
         Item 3.           Defaults Upon Senior Securities                                        12
         Item 4.           Submissions of Matters to a Vote of Security Holders                   12-14

         Item 5.           Other Information                                                      14

         Item 6.           Exhibits and Reports on Form 8-K                                       14

Signature

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                                 VERISITY LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in Thousands)

                                                                           JUNE 30,        DECEMBER 31,
                                                                             2001              2000
                                                                       -------------------------------------
                                                                          UNAUDITED
                                                                       -----------------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                          $         48,438            $ 18,388
    Short-term investments                                                        1,270                 387
    Accounts receivable                                                           5,900               7,854
    Prepaid expenses and other current assets                                     3,134               3,837
                                                                       -------------------------------------
      Total current assets                                                       58,742              30,466

    Property and equipment, net                                                   2,054               1,623
    Other assets                                                                    238                 198

                                                                       -------------------------------------
      Total assets                                                     $         61,034            $ 32,287
                                                                       -------------------------------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                629                 902
    Bank loan                                                                                           265
    Accrued compensation                                                          2,637               3,485
    Deferred revenues                                                            23,846              16,989
    Other current liabilities                                                     2,588               2,302
                                                                       -------------------------------------
      Total current liabilities                                                  29,700              23,943

    Accrued severance pay, net                                                      162                 149
    Long-term portion of deferred revenues                                        1,273               3,110
    Long-term portion of capital lease obligations                                   18                  10
                                                                       -------------------------------------
      Total long-term liabilities                                                 1,453               3,269

Shareholders' equity:
    Preferred shares, ordinary shares and additional paid-in capital             51,406              28,190
    Deferred compensation                                                          (821)               (853)
    Shareholders' loans                                                            (252)               (252)
    Accumulated deficit                                                         (20,452)            (22,010)

                                                                       -------------------------------------
    Total shareholders' equity                                                   29,881               5,075

                                                                       -------------------------------------
    Total liabilities and shareholders' equity                         $         61,034            $ 32,287
                                                                       -------------------------------------

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 VERISITY LTD.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in Thousands,except per share data)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                         -------------------------------       ---------------------------------
                                                               2001            2000                  2001             2000
                                                         ---------------  --------------       ---------------   ---------------
                                                                    UNAUDITED                              UNAUDITED
                                                         -------------------------------       ---------------------------------
Revenue :
   License                                               $        5,554   $       2,757        $       11,393    $        5,073
   Maintenance                                                    2,883           1,270                 4,947             2,296
   Other  services                                                  588             262                 1,231               573
                                                         -------------------------------       ---------------------------------
        Total  revenue                                            9,025           4,289                17,571             7,942
Cost of revenue :
   License                                                          186              63                   378               126
   Maintenance                                                      447             432                   814               796
   Other  services (1)                                              305             106                   698               175
                                                         -------------------------------       ---------------------------------
        Total cost of  revenue                                      938             601                 1,890             1,097

                                                         ---------------  --------------       ---------------   ---------------
Gross profit                                                      8,087           3,688                15,681             6,845
                                                         ---------------  --------------       ---------------   ---------------
Operating expenses:
   Research and development                                       2,051           1,707                 4,176             3,529
   Sales and marketing                                            3,883           3,012                 7,846             5,629
   General and administrative                                     1,319             896                 2,355             1,598
   Non-cash charges related to equity issuances (1)                 216             233                   382               435
                                                         -------------------------------       ---------------------------------
        Total operating expenses                                  7,469           5,848                14,759            11,191
                                                         ---------------  --------------       ---------------   ---------------
Operating income (loss)                                             618          (2,160)                  922            (4,346)
Interest income                                                     487              58                   721               129
Interest expense and other income                                   (21)            (90)                                    (73)
                                                         -------------------------------       ---------------------------------
Net income (loss) before income taxes                             1,084          (2,192)                1,643            (4,290)
Provision for income taxes                                           56               -                    85                 -
                                                         -------------------------------       ---------------------------------
Net income (loss)                                        $        1,028   $      (2,192)       $        1,558    $       (4,290)
                                                         -------------------------------       ---------------------------------
Basic earnings per share :
     Basic net income (loss) per ordinary share          $         0.06   $       (0.33)       $         0.12    $        (0.65)
                                                         ---------------  --------------       ---------------   ---------------
     Shares used in per share calculation                        17,259           6,701                12,836             6,578
                                                         ---------------  --------------       ---------------   ---------------
Diluted earnings per share :
     Diluted net income (loss) per ordinary share        $         0.05   $       (0.33)       $       $ 0.08    $        (0.65)
                                                         ---------------  --------------       ---------------   ---------------
     Shares used in per share calculation                        20,703           6,701                18,598             6,578
                                                         ---------------  --------------       ---------------   ---------------

 (1) Non-cash charges related to equity issuance include the following :

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                         -------------------------------       ---------------------------------
                                                               2001            2000                  2001             2000
                                                         ---------------  --------------       ---------------   ---------------
Cost of other services revenue                           $            4   $           6        $            9    $           11
                                                         ===============  ==============       ===============   ===============
   Research and development, net                         $           58   $          46        $          101    $           95
   Sales and marketing                                               97              81                   166               150
   General and administrative                                        61             106                   115               190
                                                         ---------------  --------------       ---------------   ---------------
Total included in operating expenses                     $          216   $         233        $          382    $          435
                                                         ===============  ==============       ===============   ===============


          The accompanying notes are integral part of these condensed consolidated financial statements.

                                 VERISITY LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in Thousands)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            ----------------------------
                                                                 2001            2000
                                                            ------------- --------------
                                                                     UNAUDITED
                                                            ----------------------------
Cash flows from operating activities:
Net income (loss)                                                $ 1,558       $ (4,290)
Adjustments to reconcile net loss to
 net cash used  in operating activities:
 Depreciation                                                        416            388
 Non-cash charges related to equity issuances                        545            484
 Changes in operating assets and liabilities:
  Accounts receivable                                              1,954             (1)
  Prepaid expenses and other and other current assets                703             34
  Other current liabilities and accrued compensation                (562)           780
  Accrued severance pay, net                                          13             30
  Accounts payable                                                  (273)           350
  Deferred revenue                                                 5,020          6,618
                                                            ----------------------------
  Net cash provided by  operating activities                       9,374          4,393

Cash flows from investing activities:
Purchases of property and equipment                                 (834)          (355)
Purchases of short-term investments                                 (883)
Other assets                                                         (53)           (47)
                                                            ----------------------------
  Net cash used in investing activities                           (1,770)          (402)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares                     22,703            103
Loan to share holder                                                                (50)
Repayment of bank loan                                              (265)          (133)
Payments under capital lease obligations                               8             (3)
                                                            ----------------------------
  Net cash provided by (used in) financing activities             22,446            (83)

Net increase in cash and cash equivalents                         30,050          3,908
Cash and cash equivalents at beginning of the period              18,388         10,811
                                                            ----------------------------
Cash and cash equivalents at end of the period                    48,438         14,719
                                                            ----------------------------


   The accompanying notes are integral part of these condensed consolidated financial statements.

                                 VERISITY LTD.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The Company

         These unaudited interim consolidated financial statements reflect our condensed consolidated financial position as of June 30, 2001. The statements also show our statements of operations for the three and six month periods ended June 30, 2001 and 2000, and the statement of cash flow for the six months period ended June 30, 2000 and 2001. These interim statements include all normal recurring adjustments that we believe are necessary to fairly present our financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, included in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 20, 2001. The year end condensed balance sheet data was derived from our audited consolidated financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

2.   Basic and Diluted Net Income (Loss) Per Share

         Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", ("SFAS 128"). The potential ordinary shares excluded from the earnings per share calculation because they were antidilutive totaled 8,867,088 and 8,696,761 ordinary shares for the three and six months ended June 30, 2000, respectively.

          The following table presents the calculation of unaudited basic and diluted net income (loss) per share (in thousands, except per share data):

                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                  JUNE 30,
                                               ---------------------------------------   --------------------------------------
                                                      2001                  2000               2001                  2000
                                               ----------------       ---------------    ---------------       ---------------
                                                              UNAUDITED                                 UNAUDITED
                                               --------------------------------------    --------------------------------------
Net income (loss)                                        $ 1,028             $ (2,192)            $ 1,558             $ (4,290)
                                               -----------------      ---------------    ----------------      ---------------
Shares used in computing basic
net income (loss) per ordinary share                      17,259  (1)           6,701              12,836  (1)           6,578
                                               -----------------      ---------------    ----------------      ---------------
Effect of conversion of preferred
 shares prior to the IPO                                       -                    -               2,671                    -
Weighted average number of ordinary
 shares under the treasury method                          3,304                    -               2,929                    -
Weighted average number of ordinary
 shares subject to repurchase                                140                    -                 162                    -
                                               -----------------      ---------------    ----------------      ---------------
Shares used in computing diluted
  net income (loss) per ordinary share                    20,703                6,701              18,598                6,578
                                               -----------------      ---------------    ----------------      ---------------
Diluted net income (loss) per ordinary share              $ 0.05              $ (0.33)             $ 0.08              $ (0.65)
                                               -----------------      ---------------    ----------------      ---------------

  (1) Due to loss in period, additional shares were excluded as their affect would have been antidilutive


          3. Initial Public Offering

                    On March 26, 2001, we completed our initial public offering in which we sold 3,335,000 ordinary shares at $7.00 per share. The aggregate net proceeds we received from this offering were approximately $21.7 million. All preferred shares were automatically converted into ordinary shares on a share for share basis on the first day that our ordinary shares began trading on the Nasdaq National Market, which was March 21, 2001.

                    In April 2001, the underwriters of our initial public offering exercised their over-allotment option to purchase an additional 500,250 ordinary shares at $7.00 per share, the initial public offering price of our ordinary shares. The aggregate net proceeds we received were approximately $3.3 million.

          4. Segment, Customers and Geographic Information

                    We operate in one industry segment, the development, marketing and supporting of software products that provide systems and semiconductor companies with the ability to automate the functional verification of electronic system and complex integrated circuit designs. Operations in Israel and in the United States include research and development, sales and marketing. Operations in Europe include sales and marketing.

         The following is a summary of operations within geographic areas based on customers and long lived assets location:

                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           JUNE 30,                            JUNE 30,
                              --------------------------------    --------------------------------
                                    2001              2000               2001             2000
                              --------------    --------------    ----------------  --------------
                                          UNAUDITED                            UNAUDITED
                              --------------------------------    --------------------------------
 Revenues from sales to
 unaffiliated customers:
      United States                    7,754             3,174             14,731            5,828
      Israel                             540               810                950            1,289
      Europe                             731               305              1,890              825
                              --------------    --------------    ---------------   --------------
                                       9,025             4,289             17,571            7,942
                              ==============   ===============    ===============   ==============

                                          JUNE 30,
                              --------------------------------
                                  2001              2000
                              --------------   ---------------
                                         UNAUDITED
                              --------------------------------
Long lived assets:
      United States                      940               664
      Israel                            1061               863
      Europe                              53                31
                              --------------   ---------------
                                       2,054             1,558
                              ==============   ===============

5. Recently Issued Accounting Standards

     We adopted Statement of Financial Accounting Standard No. 133,"Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"), as of January 1, 2001. The implementation of SFAS 133 did not have a significant effect on our financial condition or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules require business combinations initiated after June 30,2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company did not complete any business combinations through the six months ended June 30, 2001, as a result these standards did not have a material impact on its financial position or operating results.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Description of Business

         We provide proprietary technologies and software products used to efficiently verify designs of electronic systems and complex integrated circuits, known as ICs that are essential to the communications and other high growth segments of the electronics industry. Our products automate the process of detecting flaws in the designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market and reduce overall product development costs. We were founded in September 1995 and commenced operations in January 1996. In November 1999, we acquired SureFire Verification, Inc. by merging it into our wholly-owned subsidiary, Verisity Design, Inc., a California corporation. The SureFire acquisition was accounted for under the pooling-of-interests method, and the operations of SureFire are therefore included in our results of operations for all periods presented and the discussions thereof.

         In 1996, we released our original Specman functional verification software product. In the second quarter of 1998, SureFire released our SureCov software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In the fourth quarter of 1999, we released our SureLint software product. We have also introduced several other products and support programs that enhance the use of our products in the functional verification process.


Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. To the extent statements contained herein are not purely historical, they are forward-looking statements.

         Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements represent only management's present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results or performance to differ materially from those described in the forward-looking statements. These factors include: the market acceptance of new product offerings; fluctuations in the sale of licenses for our products due to seasonal factors; our ability to attract and retain key personnel; risks associated with management of growth; we being held liable for defects or errors in our products; political, economic and business fluctuations in Israel and our international markets; risks of downturns in economic conditions generally and in the communication, semiconductors and intellectual property industries specifically and other factors set forth under "Risk Factors" in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 20, 2001, and elsewhere in this Quarterly Report on Form 10-Q.

         We are not under any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Three and Six months ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000


Total Revenue

         Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for technical support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $9.0 million for the three months ended June 30, 2001, and $4.3 million for the comparable quarter of 2000, representing an increase of $4.7 million, or 110.4%, and was $17.6 million for the six months ended June 30, 2001 and $7.9 million for the comparable period of 2000, representing an increase of $9.7 million, or 121.2%. Just under 60% of the increase in each period was attributable to additional sales to our existing customer with the balance coming from an increase in our customer base.

         License revenue. Our license revenue was $5.6 million for the three months ended June 30, 2001, and $2.8 million for comparable quarter of 2000, representing an increase of $2.8 million, or 101.5%, and was $11.4 million for the six months ended June 30, 2001,and $5.1 million for the comparable period of 2000, representing an increase of $6.3 million, or 124.6%. Approximately 55% of these increases were attributable to additional sales to our existing customers, with the balance of the increase representing sales to new customers.

         Maintenance revenue. Our maintenance revenue was $2.9 million for the three months ended June 30, 2001, and $1.3 million for the comparable quarter of 2000, representing an increase of $1.6 million, or 127%, and was $4.9 million for the six months ended June 30, 2001,and $2.3 million for the comparable period of 2000, representing an increase of $2.6 million, or 115.5%. These increases were primarily attributable to the recognition of maintenance revenue that we sold in connection with the sale of new licenses.

         Other services revenue. Our other services revenue was $588,000 for the three months ended June 30, 2001, and $262,000 for the comparable quarter of 2000, representing an increase of $326,000, or 124.4%, and was $1.2 million for the six months ended June 30, 2001, and $573,000 for the comparable period of 2000, representing an increase of $658,000 or 114.8%. These increases were primarily attributable to an increase in training services.

Cost of Revenue

         Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $938,000 for the three months ended June 30, 2001, and $601,000 for the comparable quarter of 2000, representing an increase of $337,000, or 56.1%, and was $1.9 million for the six months ended June 30, 2001, and $1.1 million for the comparable period of 2000, representing an increase of $0.8 million or 72.3%. Cost of revenue as a percentage of total revenue was 10.4% for the three months ended June 30, 2001, and 14.0% for the comparable quarter of 2000, and was 10.8% for the six months ended June 30, 2001, and 13.8% for the comparable period of 2000.

         Cost of license revenue. Cost of license revenue consists primarily of royalties that we pay to third parties, primarily the Israeli Office of the Chief Scientist, or OCS. The OCS royalties reflect our obligation to repay the research and development grants we received from the OCS in support of our software products developed in Israel. These royalties are payable at a rate of 3.0-3.5% of the license, maintenance and other services revenue attributable to the sale of our products which were developed from the funded research. These royalty obligations will terminate upon the payment in full of the amounts due under the OCS grants. Until repaid, original grants approved after January 1, 1999 accrue interest at the 12-month LIBOR rate. As of June 30, 2001, approximately $835,000 of this contingent repayment obligation remained outstanding. Cost of license revenue was $186,000 for the three months ended June 30, 2001, and $63,000 for the comparable quarter of 2000, representing an increase of $123,000, or

195.2%, and was $378,000 for the six months ended June 30, 2001,and $126,000 for the comparable period of 2000, representing an increase of $252,000 or 200.0%. As a percent of license revenue, the cost of license revenue increased from 2.3% for the three months ended June 30, 2000, to 3.3% for the comparable quarter of 2001, and from 2.5% for the six months ended June 30, 2000, to 3.3% for the comparable period of 2001. These increases are primarily due to an increase in royalty costs arising from the increase in license revenue and an increase in the royalty rate to 3.5% in the 2001 periods from 3.0% in the comparable periods of 2000.

         Cost of maintenance revenue. Cost of maintenance revenue remained relatively unchanged at $447,000 for the three months ended June 30, 2001, and $432,000 for the comparable quarter of 2000, and was $814,000 for the six months ended June 30, 2001, and $796,000 for the comparable period of 2000. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 34.0% for the three months ended June 30, 2000, to 15.5% for the comparable quarter of 2001, and from 34.7% for the six months ended June 30, 2000, to 16.5% for the comparable period of 2001. These decreases were a result of an increased volume of maintenance renewals and continued improvements in product quality. These improvements related primarily to the introduction of upgraded versions of our software products that improved functionality and ease of use. These improvements contributed to the overall operating efficiency of our software and our customer support personnel.

         Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $305,000 for the three months ended June 30, 2001, and $106,000 for the comparable quarter of 2000, representing an increase of $199,000, or 187.7%, and was $698,000 for the six months ended June 30, 2001, and $175,000 for the comparable period of 2000, representing an increase of $523,000 or 298.9%. As a percent of other services revenue, the cost of other services revenue increased from 40.5% for the three months ended June 30, 2000, to 51.9% for the comparable quarter of 2001, and from 30.5% for the six months ended June 30, 2000, to 56.7% for the comparable period of 2001. These increases are primarily attributable to externally contracted training services to support the growth in related revenue.


Operating Expenses

         Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.1 million for the three months ended June 30, 2001, and $1.7 million for the comparable quarter of 2000, representing an increase of $0.4 million, or 20.2%, and were $4.2 million for the six months ended June 30, 2001, and $3.5 million for the comparable period of 2000, representing an increase of $0.7 million, or 18.3%. These increases were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products. Research and development expenses as a percentage of total revenues were 22.7% for the three months ended June 30, 2001, and 39.8% for the comparable quarter of 2000 and were 23.8% for the six months ended June 30, 2001, and 44.4% for the comparable period of 2000. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Sales and marketing expenses were $3.9 million for the three months ended June 30, 2001, and $3.0 million for the comparable quarter of 2000, representing an increase of $0.9 million, or 28.9%, and were $7.8 million for the six months ended June 30, 2001, and $5.6 million for the comparable period of 2000, representing an increase of $2.2 million, or 39.4%. The increases for the six month period are primarily attributable to the hiring of additional sales and marketing personnel for an increase of approximately $1.9 million including related travel and office expenses and $154,000 of commission related expenses resulting from higher revenue levels. Sales and marketing expenses as a percentage of total revenues were 43.0% for the three months ended June 30, 2001, and 70.2% for the comparable period of 2000, and were 44.7% for the six months ended June 30, 2001, and 70.9% for the comparable period of 2000. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and expand our strategic programs.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, human resources and finance personnel, facilities, insurance, and professional services fees. General and administrative expenses were $1.3 million for the three months ended June 30, 2001, and 900,000 for the comparable quarter of 2000, representing an increase of $0.4 million, or 47.2%, and were $2.4 million for the six months ended June 30, 2001, and $1.6 million for the comparable period of 2000, representing an increase of $0.8 million, or 47.4%. The increases for the six month period are attributable to the increased personnel in our finance, legal and human resources functions of $399,000 and professional fee and insurance of $408,000 associated with becoming a public company in the period. General and administrative expenses as a percentage of total revenue were 14.6% for the three months ended June 30, 2001, and 20.9% for the comparable quarter in 2000, and were 13.4% for the six months ended June 30, 2001, and 20.1% for the comparable period of 2000. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs and insurance.

         Non-cash charges related to equity issuance. Our share-based compensation expenses, reported in operating expenses, were $216,000 for the three months ended June 30, 2001, and $233,000 for the comparable quarter of 2000, and were $382,000 for the six months ended June 30, 2001, and $435,000 for the comparable period of 2000. In addition, $4,000 was reported in cost of other services for the three months ended June 30, 2001, and $9,000 for the six months ended June 30, 2001. The deferred share-based compensation is amortized over the vesting schedule of the underlying options, generally four years.


Other income (expenses), net

         Other income (expense), net consists of interest income, interest expense and other miscellaneous expenses. Our other income, net increased from an expense of $32,000 for the three months ended June 30, 2000, to income of $466,000 for the comparable quarter of 2001, and from income of $56,000 for the six months ended June 30, 2000, to $721,000 for the comparable period of 2001. These increases were primarily due to higher balances of cash, cash equivalents and short term investments. As a percent of total revenue, other income (expenses), net increased from a loss of 0.7% for the three months ended June 30, 2000, to income of 5.2% for the comparable quarter of 2001, and from income of 0.7% for the six months ended June 30, 2000, to 4.1% for the comparable period of 2001.


Liquidity And Capital Resources

         Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares. We have also financed our operations through the sale of ordinary shares, equipment financing and cash generated from the sale of our products and services. As of June 30, 2001, we had cash, cash equivalents and short term investments of $49.7 million, an accumulated deficit of $20.5 million and working capital of $29.0 million.

         On March 26, 2001, we completed our initial public offering (IPO) of ordinary shares in which we sold 3,335,000 shares at a price of $7.00 per share. In April our underwriters exercised their over-allotment option for an additional 500,250 ordinary shares at same price set in the IPO. Total net proceeds, including the exercise of the over-allotment option, were approximately $25.0 million.

         Net cash provided by operating activities was $9.4 million for the six months ended June 30, 2001, and $4.4 million for the comparable period of 2000. Cash provided by operating activities for each period resulted primarily from the net losses or income and an increase in deferred revenue in those periods, and to a lesser extent, increase or decrease in accounts receivable.

         Net cash used in investing activities was $1.8 million for the six months ended June 30, 2001, and $402,000 for the comparable period of 2000. Investing activities in the six months ended June 30, 2001, consisted of capital expenditures and purchases of short-term investments. Investing activities in the six months ended June 30, 2000, consisted mainly of capital expenditures.

         Net cash provided by financing activities was $22.4 million for the six months ended June 30, 2001, resulting primarily from our initial public offering, partially offset by the repayment in full of our bank term loan.

         Net cash used in financing activities was $83,000 for the six months ended June 30, 2000, resulting primarily from installment payments related to our bank term loan.

         We believe that cash flow from operations will continue to be positive, and together with our current cash and short term investments balances and current credit facilities will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment.

         Although we currently have no plans, commitments or agreements with respect to any acquisitions or investments, it is possible that we may decide to undertake those activities during the next 12 months to an extent that could require additional financial resources. In that case, we may be required to raise additional financing through public or private financings, strategic relationships or other arrangements. However, we cannot be certain that this funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.




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

         Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term bank and US government instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

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

As of June 30, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by institutions in the United States.




PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

None.

Item 2.  Changes In Securities and Use of Proceeds

         In the six months ended June 30, 2001, we issued an additional 123,451 ordinary shares as a result of the exercise of share option grants.

         We priced our initial public offering on March 20, 2001, pursuant to a Registration Statement on Form S-1 (File No. 333-45440), which was declared effective by the Securities and Exchange Commission on March 20, 2001.

         In our initial public offering, we sold an aggregate of 3,335,000 ordinary shares at $7.00 per share. We also sold an additional 500,250 ordinary shares at $7.00 per share on April 12, 2001 pursuant to the exercise of the underwriters' over-allotment option. The sale of the 3,835,250 ordinary shares generated aggregate gross proceeds of approximately $26.8 million. The aggregate net proceeds were approximately $22.5 million, after deducting underwriting discounts and commissions of approximately $1.9 million and directly paying expenses of the offering of approximately $2.4 million.

         Robertson Stephens, Inc., Dain Rauscher Wessels Incorporated and SG Cowen Securities Corporation were the managing underwriters for our initial public offering.

         We intend to use the aggregate net proceeds from our initial public offering for general corporate purposes, capital expenditures and potential acquisitions of complementary businesses, products and technologies. Pending these uses, the net proceeds of the offering will be invested in interest bearing, investment grade securities.


Item 3.  Default Upon Senior Securities.

None.

Item 4.  Matters Submitted To A Vote Of Securities Holders.

The 2001 Annual General Meeting of Shareholders of Verisity Ltd. was held at our registered office located at 8-10 Ha'Melacha Street, Rosh Ha'Ayin, Israel, on June 14, 2001, at 10:00 a.m. Israeli time to conduct the business described in our proxy statement. This proxy statement was filed with the United States Securities and Exchange Commission on May 18, 2001. This was a regular annual meeting. The items of business are more fully described in our proxy statement, as filed with the Securities and Exchange Commission. The record date for determining those shareholders who were entitled to notice of, and to attend and vote at, the meeting and at any adjournment thereof was May 15, 2001.

The shareholders elected one director, Amos Wilnai, with 72% of the outstanding shares voted in his favor. Our other directors, each of whose terms of office continue after the meeting and who continue to serve on our Board of Directors, are Pierre Lamond, Tali Aben, Zohar Zisapel, Moshe Gavrielov, Yoav Hollander and Michael McNamara.

The propositions voted at the meeting are presented below. A table showing the votes for, against, and abstaining follows this list. There were no broker non-votes on any proposition. Shareholders were permitted to vote for the nominee or to withhold authority to vote for the nominee. Shareholders could vote for, against, or abstain from voting for each of the propositions. Votes were cast representing 12,627,137 shares out of 17,526,439 outstanding shares. This represents 72.0% participation.

Director Candidates:
1. To elect Amos Wilnai as one of our external directors to hold office for a three-year term and until his successor shall be elected and qualified, subject to and in accordance with the provisions of the Israeli Companies Law.

Propositions:

2. To approve the share option grant for the right to purchase 100,000 ordinary shares under the Verisity Ltd. 2000 U.S. Share Incentive Plan to Moshe Gavrielov, our Director and Chief Executive Officer, effective as of January 16, 2001, with an exercise price of $8.00 per share.

3. To approve the share option grant for the right to purchase 60,000 ordinary shares under the Verisity Ltd. 2000 U.S. Share Incentive Plan to Amos Wilnai, our Director, effective as of April 18, 2001 with an exercise price of $7.00 per share.

4. To approve the share option grant for the right to purchase 60,000 ordinary shares under the Verisity Ltd. 2000 U.S. Share Incentive Plan to Tali Aben, our External Director, effective as of March 20, 2001, with an exercise price of $7.00 per share.

5. To approve the compensation of our executive officers who also serve as members of our Board of Directors.
A.       Base Salary for Moshe Gavrielov
B.       Bonus for Moshe Gavrielov
C.       Base Salary for Yoav Hollander
D.       Bonus for Yoav Hollander
E.       Base Salary for Michael McNamara
F.       Bonus for Michael McNamara

6. To approve the indemnification agreements between us and each of the individuals who serve or will serve as our External Directors.
A.       Tali Aben
B.       Amos Wilnai

7. To approve the selection of Messrs. Kost Forer & Gabay, a member of Ernst & Young International, as our independent auditors for the fiscal year ending December 31, 2001.

8. To transact any other business that may properly come before the meeting or any adjournment thereof.

                             Table of votes cast:
                             --------------------

                  VOTES FOR            VOTES AGAINST            VOTES ABSTAINED
DIRECTOR
    1             12,625,857                   1,280
    -
PROPOSITION

    2             11,577,455                 351,015                    698,667
    -
    3             12,170,893                 429,515                     26,729
    -
    4             12,159,736                 440,672                     26,729
    -
   5A             11,927,610                  27,309                    672,218
   --
   5B             11,953,764                   1,155                    672,218
   --
   5C             12,625,732                     625                        780
   --
   5D             12,612,802                  13,365                        970
   --
   5E             12,625,332                     835                        970
   --
   5F             12,625,302                   1,365                        470
   --
   6A             12,350,007                 276,560                        570
   --
   6B             12,349,947                 276,560                        630
   --
    7             12,626,727                     400                         10
    -
    8             11,481,587                 793,655                    351,895
    -

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)      None.
          (b)      None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  VERISITY LTD.
                                    (Registrant)




Date: August 13, 2001              /s/ Charles G. Alvarez
     ------------------           ----------------------------------------
                                  Charles G. Alvarez
                                  Vice President of Finance and
                                  Administration and Chief Financial
                                  Officer (Principal Accounting Officer)