Form 10-Q
period 2001-09-30
VERISITY LTD
filed 2001-11-13
CIK 1121936

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarterly period ended September 30, 2001 or

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

Yes [X]  No [_]

As of September 30, 2001, there were 18,929,738 of registrant's ordinary shares, par value .01 NIS per share, outstanding.

                                  VERISITY LTD.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001

                                      Index

                                                                                                 Page
                                                                                                 ----
Part I - Financial Information

         Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                               Balance Sheets                                                    1
                               Statement of Operations                                           2
                               Statement of Cash Flows                                           3
                               Notes                                                             4-6
         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                             7-11

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk            11-12

Part II - Other Information

         Item 1.           Legal Proceedings                                                      12

         Item 2.           Changes in Securities and Use of Proceeds                              12

         Item 3.           Defaults Upon Senior Securities                                        12

         Item 4.           Submission of Matters to a Vote of Security Holders                    12

         Item 5.           Other Information                                                      13

         Item 6.           Exhibits and Reports on Form 8-K                                       13

Signature

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                  VERISITY LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                2001             2000
                                                                            ------------------------------
                                                                              UNAUDITED
                                                                            -------------
                               ASSETS
Current assets:
    Cash and cash equivalents                                               $     52,325       $    18,388
    Short-term investments                                                           100               387
    Accounts receivable                                                            9,425             7,854
    Prepaid expenses and other current assets                                      3,005             3,837
                                                                            -------------------------------
      Total current assets                                                        64,855            30,466

   Property and equipment, net                                                     2,148             1,623
   Other assets                                                                      235               198
                                                                            -------------------------------
      Total assets                                                          $     67,238       $    32,287
                                                                            -------------------------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $        565       $       902
    Bank loan                                                                                          265
    Accrued compensation                                                           3,745             3,485
    Deferred revenues                                                             24,382            16,989
    Other current liabilities                                                      3,217             2,302
                                                                            -------------------------------
      Total current liabilities                                                   31,909            23,943

   Accrued severance pay, net                                                        179               149
   Long-term portion of deferred revenues                                          3,877             3,110
    Long-term portion of capital lease obligations                                    15                10
                                                                            -------------------------------
      Total long-term  liabilities                                                 4,071             3,269

Shareholders' equity:
   Preferred shares, ordinary shares and additional paid-in capital               51,362            28,190
   Deferred  compensation                                                           (665)             (853)
   Shareholders' loans                                                              (252)             (252)
   Accumulated deficit                                                           (19,187)          (22,010)

                                                                            -------------------------------
  Total shareholders' equity                                                      31,258             5,075

                                                                            -------------------------------
  Total liabilities and shareholders' equity                                $     67,238       $    32,287
                                                                            -------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERISITY LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -------------------------      -----------------------
                                                               2001         2000            2001           2000
                                                           ------------  -----------      ---------      --------
                                                             UNAUDITED                    UNAUDITED
                                                           -------------------------      -----------------------
Revenue :
   License                                                 $     6,525    $    4,074      $  17,918      $  9,147
   Maintenance                                                   2,956         1,557          7,903         3,853
   Other  services                                                 308           366          1,539           939
                                                           -----------    ----------      ---------      --------
        Total  revenue                                           9,789         5,997         27,360        13,939
Cost of revenue :
   License                                                         179           114            557           240
   Maintenance                                                     478           384          1,292         1,180
   Other  services (1)                                             226           142            924           317
                                                           -----------    ----------      ---------      --------
        Total cost of  revenue                                     883           640          2,773         1,737

                                                           -----------    ----------      ---------      --------
Gross profit                                                     8,906         5,357         24,587        12,202
                                                           -----------    ----------      ---------      --------
Operating expenses:
   Research and development                                      2,216         1,876          6,392         5,405
   Sales and marketing                                           4,352         2,483         12,198         8,112
   General and administrative                                    1,306           962          3,661         2,560
   Non-cash charges related to equity issuances (1)                110           281            492           716
                                                           -----------    ----------      ---------      --------
        Total operating expenses                                 7,984         5,602         22,743        16,793
                                                           -----------    ----------      ---------      --------
Operating income (loss)                                            922          (245)         1,844        (4,591)
Interest income                                                    420            77          1,142           206
Interest expense and other income                                  (11)          (26)           (12)          (99)
                                                           -----------    ----------      ---------      --------
Net income (loss) before income taxes                            1,331          (194)         2,974        (4,484)
Provision for income taxes                                          66            --            151            --
                                                           -----------    ----------      ---------      --------
Net income (loss)                                          $     1,265    $     (194)     $   2,823      $ (4,484)
                                                           ===========    ==========      =========      ========
Basic earnings per share :
     Basic net income (loss) per ordinary share            $      0.07    $    (0.03)     $    0.20      $  (0.66)
                                                           ===========    ==========      =========      ========
     Shares used in per share calculation                       17,563         7,088         14,424         6,749
                                                           ===========    ==========      =========      ========
Diluted earnings per share :
     Diluted net income (loss) per ordinary share          $      0.06    $    (0.03)     $    0.15      $  (0.66)
                                                           ===========    ==========      =========      ========
     Shares used in per share calculation                       20,668         7,088         19,294         6,749
                                                           ===========    ==========      =========      ========

 (1) Non-cash charges related to equity issuance include the following :

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -------------------------      -----------------------
                                                               2001         2000            2001           2000
                                                           -----------    ----------      ---------      --------
Cost of other services revenue                             $         3    $        7      $      12      $     18
                                                           ===========    ==========      =========      ========
   Research and development, net                           $        55    $       70      $     156      $    165
   Sales and marketing                                              (2)          107            164           257
   General and administrative                                       57           104            172           294
                                                           ------------   ----------      ---------      --------
Total included in operating expenses                       $       110    $      281      $     492      $    716
                                                           ===========    ==========      =========      ========

    The accompanying notes are integral part of these condensed consolidated financial statements.

                                  VERISITY LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             ------------------------
                                                               2001            2000
                                                             ------------------------
                                                                     UNAUDITED
                                                             ------------------------
Cash flows from operating activities:
Net income (loss)                                            $  2,823       $ (4,484)
Adjustments to reconcile net income ( loss) to
 net cash used  in operating activities :
 Depreciation                                                     660            575
 Non-cash charges related to equity issuances                     544            817
 Changes in operating assets and liabilities:
  Accounts receivable                                          (1,571)           564
  Prepaid expenses and other and other current assets             832         (1,486)
  Other current liabilities and accrued compensation            1,188            712
  Accrued severance pay, net                                       30             33
  Accounts payable                                               (337)           313
  Deferred revenue                                              8,160          7,903
                                                             ------------------------
  Net cash provided by  operating activities                   12,329          4,947

Cash flows used in investing activities:

Purchases of property and equipment                            (1,177)          (583)
Selling (Purchases) of short-term investments                     287           (383)
Other assets                                                      (45)           (63)
                                                             ------------------------
  Net cash used in investing activities                          (935)        (1,029)

Cash flows provided by (used in) financing activities:

Net proceeds from issuance of ordinary shares                  22,816            234
Loan to share holder                                                             (50)
Repayment of bank loan                                           (265)          (198)
Payments under capital lease obligations                           (8)            (5)
                                                             ------------------------
  Net cash provided by (used in) financing activities          22,543            (19)

Net increase in cash and cash equivalents                      33,937          3,899
Cash and cash equivalents at beginning of the period           18,388         10,811
                                                             ------------------------
Cash and cash equivalents at end of the period                 52,325         14,710
                                                             ========================

    The accompanying notes are integral part of these condensed consolidated financial statements.

                                  VERISITY LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The Company

         These unaudited interim consolidated financial statements reflect our condensed consolidated financial position as of September 30, 2001. The statements also show our statements of operations for the three and nine months periods ended September 30, 2001 and 2000, and the statements of cash flow for the nine months periods ended September 30, 2000 and 2001. These interim statements include all normal recurring adjustments that we believe are necessary to fairly present our financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, included in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 20, 2001. The year end condensed consolidated balance sheet data was derived from our audited consolidated financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

2.       Basic and Diluted Net Income (Loss) Per Share

         Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", ("SFAS 128"). The potential ordinary shares excluded from the earnings per share calculation because they were antidilutive totaled 8,824,868 and 8,739,462 ordinary shares for the three and nine months ended September 30, 2000, respectively. The potential ordinary shares excluded from the earnings per share calculation because they were antidilutive totaled 176,522 and 74,460 ordinary shares for the three and nine months ended September 30, 2001, respectively.

     The following table presents the calculation of unaudited basic and diluted net income (loss) per share (in thousands, except per share data):

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                ----------------------------  -----------------------------
                                                   2001              2000         2001             2000
                                                -------------     ----------  ------------     ------------
                                                           UNAUDITED                   UNAUDITED
                                                ----------------------------  -----------------------------
Net income (loss)                               $      1,265      $    (194)  $     2,823      $    (4,484)
                                                =============     ==========  ============     ============
Shares used in computing basic
net income (loss) per ordinary share                  17,563          7,088        14,424            6,749
                                                -------------     ----------  ------------     ------------
Effect of conversion of preferred
 shares prior to the IPO                                   -              -         1,775                -
Weighted average number of ordinary
 shares under the treasury method                      3,007              -         2,955                -
Weighted average number of ordinary
 shares subject to repurchase                             98              -           140                -
                                                -------------     ----------  ------------     ------------
Shares used in computing diluted
  net income (loss) per ordinary share                20,668          7,088        19,294            6,749
                                                =============     ==========  ============     ============
Diluted net income (loss) per ordinary share    $       0.06      $   (0.03)  $      0.15      $     (0.66)
                                                =============     ==========  ============     ===========

3.   Initial Public Offering

     On March 26, 2001, we completed our initial public offering in which we sold 3,335,000 ordinary shares at $7.00 per share. The net proceeds we received from this offering after deducting underwriting discounts were approximately $21.7 million. All preferred shares were automatically converted into ordinary shares on a share for share basis on the first day that our ordinary shares began trading on the Nasdaq National Market, which was March 21, 2001.

     In April 2001, the underwriters of our initial public offering exercised their over-allotment option to purchase an additional 500,250 ordinary shares at $7.00 per share, the initial public offering price of our ordinary shares. The net proceeds we received after deducting underwriting discounts were approximately $3.3 million.

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

      The following is a summary of operations within geographic areas based upon our operating locations:

                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                        SEPTEMBER 30,                       SEPTEMBER 30,
                              --------------------------------    --------------------------------
                                  2001              2000               2001             2000
                              --------------   ---------------    ---------------  ---------------
                                         UNAUDITED                            UNAUDITED
                              --------------------------------    --------------------------------
Revenue from sales to
unaffiliated customers:
      United States                   6,666             4,819             21,397           10,647
      Israel                          1,482               478              2,432            1,767
      Europe                          1,641               700              3,531            1,525
                              --------------   ---------------    ---------------  ---------------
                                      9,789             5,997             27,360           13,939
                              ==============   ===============    ===============  ===============

                                       SEPTEMBER 30,
                              --------------------------------
                                  2001              2000
                              --------------   ---------------
                                         UNAUDITED
                              --------------------------------
Long lived assets :
      United States                   1,063               759
      Israel                          1,031               816
      Europe                             54                24
                              --------------   ---------------
                                      2,148             1,599
                              ==============   ===============


5.  Recently Issued Accounting Standards

      We adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"), as of January 1, 2001. The implementation of SFAS 133 did not have a significant effect on our financial condition or results of operations.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. We did not complete any business combinations through the nine months ended September 30, 2001, and as a result these standards are not expected to have a material impact on our financial position or operating results.

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

         Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements represent only management's present expectations of future events and are subject to a number of factors and uncertainties that could cause actual results or performance to differ materially from those described in the forward-looking statements. These factors include: the market acceptance of new product offerings; fluctuations in the sale of licenses for our products due to seasonal factors; our ability to attract and retain key personnel; risks associated with management of growth; we being held liable for potential defects or errors in our products; political, economic and business fluctuations in Israel and our international markets; risks of downturns in economic conditions generally and in the communication, semiconductors and intellectual property industries specifically and other factors set forth under "Risk Factors" in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on March 20, 2001, and elsewhere in this Quarterly Report on Form 10-Q.

         We are not under any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Three and Nine months ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

Total Revenue

         Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for technical support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $9.8 million for the three months ended September 30, 2001, and $6.0 million for the comparable quarter of 2000, representing an increase of $3.8 million, or 63.2%, and was $27.4 million for the nine months ended September 30, 2001, and $13.9 million for the comparable period of 2000, representing an increase of $13.5 million, or 96.3%. Just over 80% of the increase in each period was attributable to additional sales to our existing customers with the balance coming from an increase in our customer base.

         License revenue. Our license revenue was $6.5 million for the three months ended September 30, 2001, and $4.1 million for the comparable quarter of 2000, representing an increase of $2.4 million, or 60.2%, and was $17.9 million for the nine months ended September 30, 2001, and $9.1 million for the comparable period of 2000, representing an increase of $8.8 million, or 95.9%. Approximately 70% of these increases were attributable to additional sales to our existing customers, with the balance of the increase representing sales to new customers.

         Maintenance revenue. Our maintenance revenue was $3.0 million for the three months ended September 30, 2001, and $1.6 million for the comparable quarter of 2000, representing an increase of $1.4 million, or 89.9%, and was $7.9 million for the nine months ended September 30, 2001, and $3.9 million for the comparable period of 2000, representing an increase of $4.0 million, or 105.1%. These increases were primarily attributable to the recognition of maintenance revenue that we sold in connection with the sale of new licenses.

         Other services revenue. Our other services revenue was $308,000 for the three months ended September 30, 2001, and $366,000 for the comparable quarter of 2000, representing a decrease of $58,000, or 15.8%, which was primarily due to lower consulting revenue. Other services revenue was $1.5 million for the nine months ended September 30, 2001, and $939,000 for the comparable period of 2000, representing an increase of $0.6 million or 63.9%, which was primarily attributable to an increase in training services.

Cost of Revenue

         Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $883,000 for the three months ended September 30, 2001, and $640,000 for the comparable quarter of 2000, representing an increase of $243,000, or 38.0%, and was $2.8 million for the nine months ended September 30, 2001, and $1.7 million for the comparable period of 2000, representing an increase of $1.1 million or 59.6%. Cost of revenue as a percentage of total revenue was 9.0% for the three months ended September 30, 2001, and 10.7% for the comparable quarter of 2000, and was 10.1% for the nine months ended September 30, 2001, and 12.5% for the comparable period of 2000.

         Cost of license revenue. Cost of license revenue consists primarily of royalties that we pay to third parties, primarily the Israeli Office of the Chief Scientist, or OCS. The OCS royalties reflect our obligation to repay the research and development grants we received from the OCS in support of our software products developed in Israel. These royalties are payable at a rate of 3.0-3.5% of the license, maintenance and other services revenue attributable to the sale of our products which were developed from the funded research. These royalty obligations will terminate upon the payment in full of the amounts due under the OCS grants. Until repaid, original grants approved after January 1, 1999 accrue interest at the 12-month LIBOR rate. As of September 30, 2001, approximately $845,000 of this contingent repayment obligation remained outstanding. Cost of license revenue was $179,000 for the three months ended September 30, 2001, and $114,000 for the comparable quarter of 2000, representing an increase of $65,000, or 57.0%, and was $557,000 for the nine months ended September 30, 2001, and $240,000 for the comparable period of 2000, representing an increase of $317,000 or 132.1%. As a percent of license revenue, the cost of license revenue decreased from 2.8% for the three months ended September 30, 2000, to 2.7% for the comparable quarter of 2001, and increased from 2.6% for the nine months ended September 30, 2000, to 3.1% for the comparable period of 2001. This latter increase was primarily due to an increase in the royalty rate to 3.5% in the 2001 periods from 3.0% in the comparable periods of 2000.

         Cost of maintenance revenue. Cost of maintenance revenue was $478,000 for the three months ended September 30, 2001, and $384,000 for the comparable quarter of 2000, representing an increase of $94,000, or 24.5%, and was $1.3 million for the nine months ended September 30, 2001, and $1.2 million for the comparable period of 2000, representing an increase of $0.1 million, or 9.5%. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 24.7% for the three months ended September 30, 2000, to 16.2% for the comparable quarter of 2001, and from 30.6% for the nine months ended September 30, 2000, to 16.3% for the comparable period of 2001. These decreases were a result of an increased volume of maintenance renewals and continued improvements in product quality. These improvements related primarily to the introduction of upgraded versions of our software products that improved functionality and ease of use. These improvements contributed to the overall operating efficiency of our software and our customer support personnel.

         Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $226,000 for the three months ended September 30, 2001, and $142,000 for the comparable quarter of 2000, representing an increase of $84,000 or 59.2%, and was $924,000 for the nine months ended September 30, 2001, and $317,000 for the comparable period of 2000, representing an increase of $607,000 or 191.5%. As a percent of other services revenue, the cost of other services revenue increased from 38.8% for the three months ended September 30, 2000, to 73.4% for the comparable quarter of 2001, and from 33.8% for the nine months ended September 30, 2000, to 60.0% for the comparable period of 2001. These increases are primarily attributable to externally contracted training services to support the growth in related revenue.

Operating Expenses

         Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.2 million for the three months ended September 30, 2001, and $1.9 million for the comparable quarter of 2000, representing an increase of $0.3 million, or 18.1%, and were $6.4 million for the nine months ended September 30, 2001, and $5.4 million for the comparable period of 2000, representing an increase of $1.0 million, or 18.3%. These increases were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products. Research and development expenses as a percentage of total revenues were 22.6% for the three months ended September 30, 2001, and 31.3% for the comparable quarter of 2000 and were 23.4% for the nine months ended September 30, 2001, and 38.8% for the comparable period of 2000. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel for sales and marketing personnel and promotional and advertising costs. Sales and marketing expenses were $4.4 million for the three months ended September 30, 2001, and $2.5 million for the comparable quarter of 2000, representing an increase of $1.9 million, or 75.3%, and were $12.2 million for the nine months ended September 30, 2001, and $8.1 million for the comparable period of 2000, representing an increase of $4.1 million, or 50.4%. These increases are primarily attributable to the hiring of additional sales and marketing personnel, including related travel and office expenses and to commission related expenses resulting from higher revenue levels. Sales and marketing expenses as a percentage of total revenues were 44.5% for the three months ended September 30, 2001, and 41.4% for the comparable period of 2000, and were 44.6% for the nine months ended September 30, 2001, and 58.2% for the comparable period of 2000. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and expand our strategic programs.

         General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, human resources and finance personnel, facilities, insurance, and professional services fees. General and administrative expenses were $1.3 million for the three months ended September 30, 2001, and $962,000 for the comparable quarter of 2000, representing an increase of $0.3 million, or 35.8%, and were $3.7 million for the nine months ended September 30, 2001, and $2.6 million for the comparable period of 2000, representing an increase of $1.1 million, or 43.0%. The increases for the nine month periods were primarily attributable to the increased personnel in our finance, legal and human resources functions of $370,000 and professional fees and insurance of $666,000 associated with becoming a public company in the period. General and administrative expenses as a percentage of total revenue were 13.3% for the three months ended September 30, 2001, and 16.0% for the comparable quarter in 2000, and were 13.4% for the nine months ended September 30, 2001, and 18.4% for the comparable period of 2000. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs and insurance.

         Non-cash charges related to equity issuance. Our share-based compensation expenses, reported in operating expenses, were $110,000 for the three months ended September 30, 2001, and $281,000 for the comparable quarter of 2000, and were $492,000 for the nine months ended September 30, 2001, and $716,000 for the comparable period of 2000. In addition, $3,000 was reported in cost of other services for the three months ended September 30, 2001, and $12,000 for the nine months ended September 30, 2001. The deferred share-based compensation is amortized over the vesting schedule of the underlying options, generally four years.

Other income (expenses), net

         Other income (expense), net consists of interest income, interest expense and other miscellaneous expenses. Our other income, net increased from $51,000 for the three months ended September 30, 2000, to $409,000 for the comparable quarter of 2001, and from $107,000 for the nine months ended September 30, 2000, to $1.1 million for the comparable period of 2001. These increases were primarily due to interest earned on our higher balances of cash, cash equivalent and short term investments. As a percent of total revenue, other income, net increased from 0.9% for the three months ended September 30, 2000, to 4.2% for the comparable quarter of 2001, and from 0.8% for the nine months ended September 30, 2000, to 4.1% for the comparable period of 2001.

Liquidity And Capital Resources

         Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares. We have also financed our operations through the sale of ordinary shares, equipment financing and cash generated from the sale of our products and services. As of September 30, 2001, we had cash, cash equivalents and short term investments of $52.4 million, an accumulated deficit of $19.2 million and working capital of $32.9 million.

         On March 26, 2001, we completed our initial public offering ("IPO") of ordinary shares in which we sold 3,335,000 shares at a price of $7.00 per share. In April our underwriters exercised their over-allotment option for an additional 500,250 ordinary shares at same price set in the IPO. Total net proceeds, including the exercise of the over-allotment option, were approximately $25.0 million.

         Net cash provided by operating activities was $12.3 million for the nine months ended September 30, 2001, and $4.9 million for the comparable period of 2000. Net cash provided by operating activities for each period resulted primarily from the net losses or income and an increase in deferred revenue in those periods.

         Net cash used in investing activities was $935,000 for the nine months ended September 30, 2001, and $1.0 million for the comparable period of 2000. Investing activities in the nine months ended September 30, 2001, consisted of capital expenditures and net sales of short-term investments. Investing activities in the nine months ended September 30, 2000, consisted mainly of capital expenditures and net purchases of short-term investments.

         Net cash provided by financing activities was $22.5 million for the nine months ended September 30, 2001, resulting primarily from our IPO, partially offset by the repayment in full of our bank term loan.

         Net cash used in financing activities was $19,000 for the nine months ended September 30, 2000, resulting primarily from installment payments related to our bank term loan partially offset by the issuance of ordinary shares upon exercise of employee share options.

         We believe that cash flow from operations will continue to be positive, and together with our current cash and short term investments balances and current credit facilities, will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment.

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

         Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term bank and U.S. government instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

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

As of September 30, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by institutions in the United States.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes In Securities and Use of Proceeds

         In the nine months ended September 30, 2001, we issued an additional 313,125 ordinary shares as a result of the exercise of share option grants and 46,759 ordinary shares as a result of exercises under our Employee Share Purchase Plan.

         We priced our initial public offering on March 20, 2001, pursuant to a Registration Statement on Form S-1 (File No. 333-45440), which was declared effective by the Securities and Exchange Commission on March 20, 2001.

         In our initial public offering, we sold an aggregate of 3,335,000 ordinary shares at $7.00 per share. We also sold an additional 500,250 ordinary shares at $7.00 per share on April 12, 2001 pursuant to the exercise of the underwriters' over-allotment option. The sale of the 3,835,250 ordinary shares generated aggregate gross proceeds of approximately $26.8 million. The aggregate net proceeds were approximately $22.3 million, after deducting underwriting discounts and commissions of approximately $1.9 million and directly paying expenses of the offering of approximately $2.6 million.

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


Item 3.  Default Upon Senior Securities.

None.

Items 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    See Exhibit Index on Page 14.
         (b)    None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VERISITY LTD.
                                         (Registrant)




Date: November 13, 2001                  By: /s/ Charles G. Alvarez
      --------------------------             --------------------------
                                         Charles G. Alvarez
                                         Vice President of Finance and
                                         Administration and Chief Financial
                                         Officer (Principal Accounting Officer)

                                  EXHIBIT INDEX

Number                     Description
------                     -----------

3.1*    Articles of Association, as amended.
3.2*    Amendment to the Articles of Association
3.3*    Form of Amended and Restated Articles of Association.
3.4*    Memorandum of Association, as amended.
4.1*    Form of Share Certificate.
4.2*    Warrant to Purchase up to an aggregate of 18,150 Series A Preferred
Shares, as adjusted.
4.3*    Warrant to Purchase up to an aggregate of 45,618 Series D Preferred
Shares.
4.4*    Warrant to Purchase up to an Aggregate of 19,551 Series D Preferred
Shares.
10.1*   Loan Modification Agreement dated as of December 30, 1999, by and between Verisity Design, Inc. and Silicon Valley Bank.
10.2*   Amended and Restated Loan and Security Agreement by and between Silicon
Valley Bank and Verisity Design, Inc., dated as ofvDecember 31, 1998.
10.3*   Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.
10.4*   Lease Agreement dated as of July 29, 1997 by and between Mifalei Locky,
1'Bniya Ltd. and Verisity Ltd.
10.5*   Rental Agreement by and between Verisity Design, EURL and IOM Business
Center GmbH, dated as of October 1, 1999.
10.6*   Rental Agreement by and between Verisity Design, EURL and IOM Business
Center GmbH, dated May 8, 2000.
10.7*   License by and between Chancery Court Business Center Ltd. And Verisity
Design, EURL, effective as of August 1, 2000.
10.8*   Office Services Agreement by and between Verisity Design, EURL and
Vantas, effective as of November 1, 1999.
10.9*   Domiciliation Agreement by and between Verisity Design, EURL and "BURO
Club," dated May 11, 1999.
10.10* Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.
10.11* Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.
10.12* Form of Sublease by and between Guy F. Atkinson Construction Corporation and Verisity Design, Inc.
10.13* Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.
10.14* Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.
10.15* Letter Distributor Agreement dated as of December 1, 1998 by and between Verisity Design, Inc. and Integrated Systems Scandinavia AB.
10.16* International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.
10.17* International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.
10.18* Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.
10.19* Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.
10.20* Secured Promissory Note from Moshe Gavrielov to Verisity Design, Inc. dated March 23, 1998.
10.21*  Form Software License Agreement.
10.22* Form of Indemnification Agreement between Verisity Ltd. and its officers and directors.

10.23* Share Restriction Agreement effective as of March 23, 1998 by and between Verisity Ltd. and Moshe Gavrielov.
10.24* Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.
10.25* Verisity Ltd. 2000 U.S. Share Incentive Plan, form of Option Agreement for 2000 U.S. Share Incentive Plan and form of
Option Agreement for outside directors under 2000 U.S. Share Incentive Plan. 10.26* Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.
10.27* Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.
10.28* Sub-Plan for the Issuance of Options to the Company's Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.
10.29* 1997 Israel Share and Stock Option Incentive Plan.
10.30* 1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement. 10.31* Verisity Ltd. 2000 Employee Share Purchase Plan.
10.32* Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.
10.33* Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.
10.34* Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.
10.35* Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.
10.36* Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.
10.37* Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.
10.38* Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.
10.39* Verisity Ltd. 2000 Directed Share Plan.
10.40* International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.
10.41* First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.
10.42* First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.
21.1*  List of subsidiaries.


--------
* Incorporated by reference from the like-numbered exhibit filed with the Registrant's registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.