Form 10-K
period 2001-12-31
VERISITY LTD
filed 2002-03-26
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number: 000-32417

VERISITY LTD.
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2041 Landings Drive, Mountain View, California	94043
(Address of principal US executive offices)	(Zip Code)

(650) 934-6800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the ordinary shares on February 28, 2002, as reported on the Nasdaq National Market, was approximately $130,219,184. Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12(g) of the act:

ordinary shares, par value 0.01 NIS per share

As of December 31, 2001, there were 19,087,246 of registrant’s ordinary shares, par value .01 NIS per share, outstanding.

VERISITY LTD.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2001

i

PART I

ITEM 1.     BUSINESS

Overview

We provide proprietary technologies and software products used to efficiently verify designs of electronic systems and complex integrated circuits that are essential to virtually every high growth segment of the electronics industry. Our functional verification products automate critical steps in the process of determining whether systems and integrated circuits, or ICs, conform to their design specifications. By facilitating the identification of design flaws, we enable our customers to deliver higher quality products to market in less time, while helping them to reduce product development costs.

Industry Background

The communications and other segments of the global electronics industry continue to expand rapidly. Within these segments, devices such as high speed network routers, mobile telephones, personal digital assistants and Internet appliances are revolutionizing the way businesses and consumers interact and exchange information. These devices are all examples of complex electronic systems that are comprised of ICs, which implement their key functions. Over the past decade, rapidly growing demand for smaller, faster, more power efficient and increasingly reliable communications and computing devices has created a significant market opportunity for companies to develop more complex systems and ICs that integrate a greater number of highly sophisticated functions.

Advances in system and IC complexity

During the past two decades, systems and the ICs used within them have become increasingly complex in response to business and consumer demand. In 1980, the most complex ICs contained tens of thousands of transistors, which are the basic building blocks of ICs. Today’s most complex ICs contain tens of millions of transistors and are designed to perform a growing number of sophisticated functions. Some of these complex ICs, known as systems-on-chips, or SoCs, integrate a microprocessor, which controls the logic functions of the device, with other functional modules such as memory and digital signal processors onto a single chip. Only a few years ago each of these functions required a separate IC or even an entire circuit board. For instance, today’s most advanced mobile telephones contain a single SoC that performs all the traditional telephone functions and integrates advanced functions such as address books, organizers and web browsers. Consequently, these phones are smaller, more reliable and have longer battery lives than earlier product generations. Dataquest estimates that the worldwide market for SoCs will grow from $20.0 billion in 2000 to $60.0 billion in 2004, which represents a compounded annual growth rate of approximately 32%.

Companies that design and sell ICs often use one or more off-the-shelf design modules to reduce costs and improve time-to-market of their SoC products. These reusable designs, known as intellectual property modules, or IP cores, can include microprocessors, communication cores and other functional modules and are often licensed from independent third parties, known as IP providers. The growth in demand for complex ICs, particularly SoCs, has created an increased need for IC designers to quickly and accurately integrate IP cores onto a single chip. Dataquest estimates that the third party market for IP cores grew from $492.4 million in 1999 to approximately $689.9 million in 2000, which represents an annual growth of 40%.

Challenges of functional verification

Every new system, IC and IP core design must be verified to detect and eliminate discrepancies, known as design flaws, between the specifications and the implementation of its design to ensure that the manufactured device functions properly. Functional verification is the engineering process of determining whether a system, IC or IP core design behaves as described in its specifications. As new generations of systems and ICs expand in complexity, their designs pose far greater challenges to functional verification due to greater numbers of transistors, the integration of reusable IP cores and more elaborate SoC designs. These sources of additional complexity place a greater burden on the tools and resources that engineers typically employ in the functional verification of each new system and IC design.

For most of the past decade, the functional verification process has generally relied upon software simulators to mimic the behavior of the design. To identify design flaws, engineers use these simulators to run a large number of different test scenarios against descriptions of the design that are typically written in special-purpose software languages. Engineers who use this approach to functional verification create test plans that attempt to both identify the most important areas of the design for testing and describe numerous real world scenarios that the design must be capable of addressing.

As designs have become increasingly more complex, creating the number and types of test scenarios sufficient to identify all potential design flaws has become far more challenging. As a result, system and IC designers have deployed more engineering and computing resources to address functional verification. Today, functional verification typically accounts for between 50% and 70% of the total development resources devoted to electronic systems and complex ICs. In many cases, the design verification team is now larger than the team of engineers that creates the design for the system or IC. This has created a shortage of trained verification engineers, resulting in a significant bottleneck in the overall time-to-market for many new products. Dataquest identifies ESL (Electronic System Level) solutions as a “must-have weapon” in verification. They report that the ESL Test and Verification market (in which we sell our products) continues to grow and is expected to expand at a compounded annual growth rate of over 27% from 2001 through 2005.

The growing need for improved functional verification solutions

Traditionally, companies that design and sell systems and ICs, known as systems and IC companies, developed many of their own functional verification tools. In-house tools are generally not sophisticated enough to handle today’s complex system and IC designs. Functional verification using these tools tends to be manual and time consuming and often fails to find many elusive design flaws, such as ambiguous specifications and unforeseen usage scenarios. Without automated tools and an effective functional verification methodology, engineers often have great difficulty detecting many design flaws in systems and ICs before they are manufactured.

Design flaws that are discovered in the manufactured device can be costly, requiring the redesign and remanufacture of the IC, a process commonly referred to as a re-spin. Multiple re-spins are common before the first commercial shipment. In November 1999, Dataquest estimated that the cost for each re-spin of a typical 0.18 micron application-specific IC is $500,000. Re-spins also disrupt production planning and consume valuable engineering resources.

Beyond these costs, the financial and strategic consequences of an undiscovered design flaw can be severe and include the following:

•
Lost revenue opportunities.    Undetected design flaws can delay the release of a product by weeks or months. These time-to-market delays diminish a company’s potential revenue associated with a product introduction.

•
Lost market share.    The communications and other segments of the electronics industry require frequent innovations and product introductions. In this competitive environment, time-to-market delays can cause a company to lose significant market share to competitors.

•	Damaged reputation. In extreme cases, the release of a product with an unidentified design flaw can cause costly product recalls and damage a company’s reputation and brand.

The Verisity Solution

We provide proprietary technologies and software products that address the growing need for improved functional verification of the system and IC designs essential to the communications and other high growth segments of the electronics industry. Our functional verification products, led by our top selling Specman Elite product, automate and enhance the process of detecting design flaws in systems and ICs before they are manufactured and enable our customers to deliver more reliable products with reduced time-to-market and product development costs.

Our products solve critical functional verification challenges

We enable our customers to realize these critical business objectives with products that provide the following key benefits to the process of functional verification:

•
Enhanced detection of design flaws.    Our products identify design flaws in real world scenarios that are typically extremely difficult to anticipate and detect prior to manufacturing the system or IC. The enhanced early detection of these design flaws yields higher quality devices and reduces the number of re-spins.

•
Improved productivity through greater automation.    Our products enhance engineering productivity by automating manual processes such as generating test scenarios and analyzing design coverage. We also provide an extensive collection of customizable approaches, or methodologies, that solve many common functional verification problems.

•
Increased reuse of verification environments and components.    Our products enable engineers to create customizable verification environments that can be readily reused for other design projects. In order to avoid needless redesign of verification environments, we also provide off-the- shelf verification components for standard interfaces which permit the exchange of data among a variety of communications and computing devices. A common example of a standard interface is the Peripheral Component Interconnect, or PCI, standard. In addition, we facilitate the reuse of IP cores by providing a method for verifying their integration within SoC designs.

Our solutions target the global communications market

We design our products to address many common verification challenges facing suppliers of systems and ICs for the communications market. Specifically, we provide:

•	verification components for protocols and bus standards commonly used in the communications market;

•	a collection of verification methodologies specifically tailored for the communications market; and

•	the ability to verify the integration of IP cores within SoCs that are often used in advanced communications devices.

Our Strategy

Our business objective is to establish our proprietary technologies and software products as the industry standard for the functional verification of system, IC and IP core designs required by the communications and other high growth segments of the electronics industry. To achieve this objective, we intend to pursue the following key business strategies:

Leverage strategic programs and alliances to proliferate our products

In order to proliferate our products, we are leveraging marketing and sales channels outside of our organization that we believe will enable us to accelerate our sales growth. To carry out our strategy, we have created and implemented the following programs and alliances:

•	Pure IP program. We target influential semiconductor companies and independent IP providers to join our Pure IP program in order to distribute a special purpose version of our top selling Specman

Elite product to their customers. This program is designed to seed a larger market for our standard Specman Elite product and generate additional sales.

•
Verification Alliance program.    We select highly qualified third-party consulting organizations, which offer functional verification engineering expertise, to participate in our Verification Alliance program. This program is designed to encourage these consultants to use our products and methodologies and recommend them to their customers.

•
Other strategic alliances.    We form strategic alliances and carry out joint product developments with complementary solution providers, industry organizations and universities. These alliances encourage collaborative sales efforts and joint marketing programs, which often result in endorsements from influential third parties.

Establish our e verification language as the industry standard

Specman Elite utilizes e, a specialized functional verification software language that we have developed. We are promoting the use of e as the industry standard verification language with a goal of ensuring the interoperability of our products with emerging technologies and building greater barriers to competition. The elements of this strategy include:

•
Broad usage.    We will continue to target leaders in the communications and other high growth segments of the electronics industry as strategic customers for adopting Specman Elite and the e verification language in order to establish e as the industry standard.

•
LicenseE program.    Through this program, we will continue to license e to third parties, such as Axis Systems, STARC and SynaptiCAD to enable them to independently support the e language as an interface to their products.

•	Industry standards bodies. To further encourage widespread industry adoption, we have donated a subset of e to Accellera, an industry standards body. We intend to promote e to other standards bodies.

Continue to invest in research, development and customer-focused product innovation

We believe that we are a technology leader in the functional verification market segment and that we have one of the largest and most experienced engineering teams focused solely on this segment. We intend to maintain this position by enhancing our understanding of the challenges facing verification engineers within our customer base and by responding with product innovations based on leading-edge research and development. We believe that by continuing to work closely with our systems and IC customers, we will be able to develop product innovations specific to their particular requirements. We will continue to invest in research and development and customer-focused innovations to extend the capabilities of our products, and introduce new ones, while expanding interoperability with complementary third-party products.

Focus on communications and other high growth market segments

We will continue to focus our research and development efforts on product innovations targeting high growth market segments such as communications, consumer electronics and computers. Within these market segments, we will continue to focus our sales and marketing efforts on industry leaders. We also plan to maximize the proliferation of our products and encourage their widespread adoption within key targeted customers. In addition, we will continue to enhance existing products and develop new ones that are particularly focused on the functional verification needs of our targeted customer base.

Products

We offer a suite of sophisticated products that address the critical need to improve the functional verification of electronic system and complex IC designs.

Specman Elite

Our top selling Specman Elite software product automates the overall process of functional verification at all levels of design: system, IC and module. Specman Elite improves the overall quality of a design by detecting many subtle design flaws through its ability to rapidly generate real world test scenarios for the design being verified. It also increases engineering productivity by automating manual processes such as developing verification environments, generating tests, checking results and analyzing coverage.

Our e language is the platform for powerful, reusable verification environments that allows Specman Elite to automate functional verification. e enables engineers to efficiently extract and describe the rules from a design project’s specifications, such as restrictions on inputs, protocols and test scenarios. With this input, Specman Elite automates the functional verification of a design. e provides a more intuitive approach that enables engineers to develop their verification environments with significantly fewer lines of software code.

In addition, Specman Elite enables engineers to reuse portions of a verification environment for multiple design projects, as well as for various phases of a single project. These phases may include verifying the design of IP cores and other modules, integrating modules into complex ICs and integrating multiple ICs into a complex system.

Verification Advisor

Our Verification Advisor product provides our customers with an extensive collection of verification methodologies designed to accelerate the use of our Specman Elite product. These methodologies and example templates written in e reflect our recommended “best practices” to address real world functional verification problems. These are organized in an easy-to-use database accessible via any standard web browser. For example, an engineer who needs to verify the integration of an Ethernet interface could access Verification Advisor to quickly find a customizable verification environment template for that purpose. In many cases, Verification Advisor reduces the amount of time needed to create verification environments. Furthermore, because Verification Advisor accelerates the learning process of engineers, it decreases our cost of customer support.

eVCs

e verification components, or eVCs, are pre-verified, reusable pieces of verification code written in e. Verification engineers use eVCs with Specman Elite to significantly shorten the time it takes to create many verification environments. eVCs are used primarily within the communications and other high growth segments of the electronics industry that are dependent on standard interfaces such as PCI, Ethernet, USB and ARM AMBA.

eCelerator

eCelerator is our testbench acceleration tool that gives customers access to the automated verification capabilities of Specman Elite in combination with the high performance of hardware-assisted verification. The testbench acceleration enabled by eCelerator allows verification engineers to run portions of test scenarios written in the e verification language on standard hardware verification platforms, known as emulators or accelerators. The ability to accelerate the simulation of testbenches is particularly critical when verifying the designs of very large or complex systems and SoCs.

Invisible Specman

Our Invisible Specman product is a special purpose version of Specman Elite that verifies IP core integration within SoC designs. Invisible Specman simplifies the effort required to integrate IP cores by operating as a seamless and invisible portion of the verification environment during simulation, with minimal user interaction other than alerting the user whenever it discovers an integration flaw in the design. As part of our Pure IP program, we license Invisible Specman to IP providers, which bundle the software with their IP cores as a portion of their own verification toolkits for delivery to their customers. This provides us with an additional sales entry point to those customers for our standard Specman Elite product.

SureLint

Our SureLint functional verification software product enables engineers to detect certain classes of design flaws prior to simulation. SureLint helps the user identify the cause and suggests possible solutions to these design flaws. By detecting these design flaws even prior to simulation, it is easier to debug system and IC designs, improving the overall efficiency of the verification process.

SureCov

Our SureCov software product is fully automated and enables engineers to determine the extent to which their design code has been simulated. SureCov allows engineers to distinguish which portions of the design code have been sufficiently exercised and which require further effort. In addition, SureCov provides engineers with the ability to determine if any tests are redundant, and to define an optimal sequence of tests, in order to save valuable simulation time.

Customer Service and Support

Our functional verification products are designed to enable ease of use, to increase the productivity of our customers’ engineers and to comply with industry standards. Our customers use our products to verify the designs of systems, ICs and IP cores developed by their engineers. We recognize that each of our customers has specific requirements and issues that need to be addressed during both the initial implementation of our functional verification technology and the ongoing use of it. We believe that a high level of customer service and support is critical to our continued success. As a result, we have developed and continue to enhance our customer service and support programs to address our customers’ needs. Our highly trained field consulting engineers perform pre-sales and post-sales application support from a number of geographic locations.

We also support customers who license our products through paid maintenance and support services, which include periodic product updates, if and when available and remote technical support through electronic mail and telephone hotlines from our Mountain View, California and Rosh Ha’ain, Israel locations. These support services are generally sold when one of our customers purchases either a time-based license or a perpetual license to use our products. Each year, we have released one or more new updates to our products. Our customers with perpetual licenses or time-based licenses with terms greater than one year may elect to renew maintenance on an annual basis.

Customers

We license our functional verification products to the designers of systems, ICs and IP cores, for use in products specifically developed for the communications, computers, business automation and consumer electronics markets. Within these market segments, our customers can use our products to verify designs in the following applications:

•	Communications: high-speed network routers, hubs and switches, mobile telephones, Internet appliances and cable modems;

•	Computers and business automation: personal computers, workstations, servers, copiers, printers and scanners; and

•	Consumer electronics: digital cameras, personal digital assistants, video games, digital video cassette recorders and DVD players.

Strategic Programs and Alliances

We have created several strategic programs and industry alliances to support our business strategies, with a particular focus on accelerating the proliferation of our products and building greater barriers to competition.

Pure IP program

Through our Pure IP program, we build alliances with Specman Elite customers that are either influential independent IP providers or semiconductor companies that also provide IP cores. These companies, which include ARM, LSI Logic, MIPS Technologies and Rambus, can deliver our Invisible Specman product as part of the verification toolkits they deliver to their IP customers. They benefit from participating in our program by reducing the cost of supporting their IP customers through the difficult task of verifying the integration of the provider’s IP cores into their customers’ designs. We benefit from our Pure IP program by obtaining significant industry endorsements from these influential leaders in the semiconductor and independent IP provider industries. This usage and endorsement generates greater market demand for Specman Elite.

LicenseE program

Our LicenseE program enables tool vendors to license our e language for use as an interface to their products. These vendors benefit by leveraging our existing customer base familiar with e in an effort to proliferate their products more rapidly. We benefit by further proliferating e as an industry standard, and by improving the interoperability of our products with those of other vendors. Among the several companies that have participated in this program, include: @HDL, Axis Systems, Mentor Graphics, Novas Software, SynaptiCAD, Synopsys, Theras Systems and Veritools.

Verification Alliance program

To improve time-to-market and to supplement their internal engineering resources, a growing number of companies that design systems and ICs utilize outside consultants for assistance with their functional verification efforts. Through our Verification Alliance program, we enroll many consulting organizations that perform contract verification work. The consultants benefit from the program by obtaining access to our suite of advanced verification products and our existing customer base. The program helps us proliferate our functional verification tools and underlying methodologies, including the e verification language. We currently have over 65 consulting organizations and consultants enrolled in the program, located in the United States, Europe, Israel and Japan. In addition, several of these companies are now developing commercial eVCs as part of their business model.

University Program

Our University Program was developed to support educational institutions in their verification-related education and research. The program unites us with universities all over the world in providing engineers with open access to our tools and the e verification language. Initial members in the program include: Chemnitz University of Technology, Ecole Polytechnique de Montreal, India Institute of Technology Bombay, Institute of Microelectronic Circuits and Systems (IMS), Institute for System Level Integration, McGill University, Technion-Israel Institute of Technology, University of Michigan and University of Tübingen.

Interoperability with key vendors and technologies

Today’s functional verification methods integrate several technologies and products from multiple vendors to form a single solution. Because our products are designed to automate the process of functional verification, they must interoperate with all common verification tools. In this respect, we have developed many interfaces, and are members of the key industry interoperability programs, including the Cadence Connections Program with Cadence Design Systems, the in-Sync Program from Synopsys and the OpenDoor Program from Mentor Graphics. In addition, we have an interoperability program for companies in the Electronic Design Automation industry called VIP (Verisity Interoperability Partners) to enable other companies in that industry to develop and test integrations to our products. Current members in the VIP program include: 0-in, @HDL, Aldec, American Arium, Axis Systems, Cadence Design Systems, Co-Design Automation, CoWare, Denali Software, Fintronic, Ikos Systems, Mentor Graphics, Novas Software, SynaptiCAD, Synopsys, Tharas Systems and Veritools. We have also formed deeper alliances with several companies that provide for the joint development and marketing of solutions and often extend into channel cooperation and training. These alliances help us supplement our existing channels, provide differentiated solutions to our customers and gain endorsements for our products from some of the most influential vendors to our customer base.

Marketing and Sales

Marketing

We focus our marketing efforts on creating and increasing market awareness of our products and generating leads for our sales organization. Our marketing strategy is designed to proliferate market acceptance for our functional verification solutions by creating programs such as Pure IP, Verification Alliance, University Program, VIP and LicenseE program.

We employ a wide variety of marketing communications channels to inform existing customers and potential new customers about our products. These channels include trade shows, print and web advertising, our website, public relations, hosting user conferences and publication of our quarterly newsletter.

Direct sales

We license our software products to customers primarily through our direct sales organization. As of December 31, 2001, our direct sales staff totaled 65 employees located in 17 sales offices. Our sales staff includes both sales personnel and consulting engineers, who are our field engineers. We also rely on an outside telesales operation to help generate evaluations of our SureCov and SureLint products that are licensed to customers.

Our sales personnel and consulting engineers operate out of our sales and customer support offices in the following North American locations: Austin, Texas; Chicago, Illinois; Dallas, Texas; Denver, Colorado; Mountain View, California; Ottawa, Canada; Phoenix, Arizona; Portland, Oregon; Research Triangle Park, North Carolina; San Diego, California; Morristown, New Jersey and Westborough, Massachusetts. In Europe, we have sales and customer support centers in London, England; Munich, Germany and Paris and Grenoble, France. We also have a regional sales and support office in Rosh Ha’ain, Israel.

Indirect sales

We also sell our products through independent sales representatives and distributors. We have a sales representative that covers Japan on an exclusive basis with respect to Specman Elite and on a non-exclusive basis with respect to our SureCov and SureLint products. This representative also has an office in San Jose, California to maintain a sales and customer support relationship with predominantly Japanese systems and semiconductor companies that do business in the San Jose metropolitan area. We also have a non-exclusive representative in Scandinavia, India and Taiwan. We distribute our products through an exclusive distributor located in Korea. These outside sales representative and distributor organizations also have technical support resources. Our revenue through these indirect channels accounted for 16.6% of our total revenue in 1999, 17.0% of our total revenue in 2000 and 11.8% of our total revenue in 2001.

Competition

The functional verification market is highly competitive and is characterized by rapid technological innovation and frequently emerging new suppliers. We directly compete with large vendors of design and verification tools such as Synopsys and Cadence Design Systems. We also compete with a number of smaller verification tool vendors. In addition, we face competition from within our potential new customers, in the form of the in-house verification engineering teams of major systems and IC companies that use and promote their own internally-developed functional verification tools. One of our largest competitive challenges is to convince these engineering teams that our products are superior to their internal verification tools.

We believe that the principal competitive factors in the functional verification market include technology, product performance and capabilities, compatibility and interoperability with other verification and design tools, reputation within the installed customer base, customer service and support, access to customers, expertise, regional sales and technical support and price. We believe that we compete favorably with respect to these factors. However, we believe that we will continue to experience increased competition from both existing and potential new entrants into the functional verification market, some of which may have longer operating histories, greater overall brand recognition and significantly greater financial and marketing resources.

Technology, Research and Product Development

Technology

Our Specman Elite software product is the first commercial solution that combines the key technologies needed to automate functional verification. These innovative technologies include constraint-driven test generation, data and temporal checking and functional coverage analysis. The test generator can create test data according to a series of constraints that allow for a relatively concise description of valid or even invalid input states. It will work within these constraints to automatically generate any number of test values. A relatively simple modification of selected constraints directs the generated values to focus on selected functions of the design being tested. Temporal checking allows an engineer to monitor certain events within a stated time period. The functional coverage analysis shows an engineer what functionality has or has not been exercised during simulations. The engineer can modify the test constraints to direct testing at any desired function or portion of a device being tested, and the functional coverage analysis can highlight additional areas the engineer should consider.

Another important technology innovation within Specman Elite is the e language. This software language, which directs the Specman Elite functions, is particularly well suited for the description of hardware behavior, including time-related and hardware function elements, as well as specific features for verification.

Our eCelerator software product is the first commercially available testbench synthesis tool. This product allows verification engineers to partition, synthesize and run portions of an e testbench, which is the input to Specman Elite, on verification hardware known as accelerators and emulators. Hardware accelerators and emulators significantly improve the speed of testbench simulation and thereby reduce the engineering time needed for design simulation and verification. This gives customers access to the automated verification features of Specman Elite at significantly higher levels of performance.

Our SureLint software product detects a variety of design flaws prior to simulation. SureLint provides the ability to choose which rules should be applied to different portions of the design. One of SureLint’s key technologies enables the detection and diagnosis of unstable conditions within a design. This is a valuable feature to a design engineer because it highlights situations in which the state of an internal point in a design might change depending on how fast each of several paths within the design operates, which would indicate a design flaw in the final product.

Our SureCov software product automatically measures the completeness of functional verification according to nine separate metrics, including code coverage and finite state machine analysis. Code coverage indicates the lines of code actually executed during simulation. Finite state machines are key components of the design that indicate its internal control flow. SureCov indicates the coverage of design states and the transition between those states.

Research and development

Our research and development expenses were $4.9 million in 1999, $7.3 million in 2000 and $8.9 million in 2001. We expect that these costs will increase in the future as we attempt to maintain a leading technology position in the functional verification market. As of December 31, 2001, we had more than 60 employees engaged in research and development activities.

Proprietary and intellectual property rights

We rely primarily on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our technologies or otherwise expected to be of value. We have an active program to protect our proprietary technology through the filing of patents.

As of February 28, 2002, we have four patents issued in the United States and 14 patent applications on file with the USPTO. Once granted, the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest two issued patents can remain effective until August 7, 2017 and until February 6, 2018. Although we have no patents issued in any other jurisdiction, we have two patent applications on file with the European Patent Office, four patent applications on file under the Patent Cooperation Treaty process, one Israeli patent application and one Japanese patent application. These patents, if granted, will allow us to take legal action against others who may infringe on our core technologies covered by the patent claims. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed other than the four that have already been allowed by the USPTO, that any issued patents will protect our intellectual property or will not be challenged by third-parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents.

In addition, as of February 28, 2002, we had five United States trademark registrations with respect to our Verisity and Sure branded products, and we had one pending United States trademark applications on file with the USPTO. In addition, we had approximately 18 additional applications pending or registrations granted in various countries where we focus our sales efforts, specifically for Verisity, Specman, Specman Elite, Invisible Specman, and other important corporate names. These existing registrations, and those that may be granted in the future, will improve our ability to take legal action against others who may use these or similar marks on similar goods and services in the respective countries. However, unlike patents, in the United States and in some foreign countries we may have certain rights with respect to our trademarks even though they are not registered with the respective national trademark offices. We cannot be sure that the USPTO or other national trademark offices will issue registrations for any of our pending trademark applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

We protect the source code of our software products as both trade secrets and unpublished copyrighted works. We license the object code to our customers for limited uses and maintain contractual controls over the use of our software. Wide dissemination of our software may make protection of our proprietary rights difficult, particularly in jurisdictions outside the United States that may be less likely to enforce copyrights owned by foreign parties against local infringers. Although most of our customers have signed license agreements which may further protect our copyrights and trade secrets beyond the protections afforded by applicable law, not all of our customers have signed such agreements.

We protect our trade secrets and other proprietary information with security measures and through a policy of entering into nondisclosure agreements with our employees and customers.

Others may still gain access to our trade secrets or discover them independently. Should any of our customers that have not signed a license agreement or nondisclosure agreement disclose to third-parties any of our information that we regard as trade secrets, we may be unable to enforce our trade secret rights with respect to such information.

Although we believe that our technologies do not infringe on any copyrights or other proprietary rights of third-parties, we cannot be certain that we will not infringe upon the intellectual property rights of third parties, including our competitors, who may assert patent, copyright and other intellectual property rights to technologies, code, features or other product elements that are important to us. The costs of defending our proprietary rights or claims that we infringe third-party proprietary rights may be high. Also, if we are unsuccessful in defending against third-party infringement claims, we could be legally prevented from continuing to license our software products to the extent they contain technologies, code, features or other elements that are determined by the courts to infringe the proprietary rights of such third parties.

Employees

As of December 31, 2001, we employed 182 people, of whom 109 worked in North America, 58 worked in our Israeli facilities and 15 worked in Europe. Of the North American employees, 62 were in sales and marketing, including 26 consulting engineers, 19 were in research and development, 13 were in general and administration and 15 were in technical customer support. Our employees in Israel worked primarily in research and development. Our employees in Europe worked primarily in sales and customer support. Our employees are not represented by a collective bargaining agent, except as may be required by government legislation or regulation. We consider our relations with our employees to be good, and we will continue to strive to provide a positive working environment for our employees.

Executive Officers, Directors and Key Employees

The following table sets forth certain information regarding our executive officers, directors and key employees as of February 28, 2001.

Name	Age	Position
Moshe Gavrielov	47	Chief Executive Officer and Director
Yoav Hollander	48	Chief Technical Officer and Director
Charles Alvarez	52	Vice President of Finance and Administration, Chief Financial Officer and Secretary
Ziv Binyamini	41	Vice President of Research and Development
Francine Ferguson	37	Vice President of Worldwide Marketing
Lawrence Lapides	41	Vice President of Sales
Michael McNamara	40	Senior Vice President of Technology and Director
Pierre Lamond(1)	71	Director
Zohar Zisapel(1)(2)	53	Director
Tali Aben(1)(2) (3)	38	Director
Amos Wilnai(2)(3)	62	Director

(1)	Member of compensation committee.
(2)	Member of audit committee.
(3)	External director. For a description of the role of external directors, see p. 57, prospectus (Form 424B4 filed March 22, 2001 with the SEC).

Moshe Gavrielov has served as our Chief Executive Officer and Director since March 1998. From November 1988 to March 1998, Mr. Gavrielov worked at LSI Logic Corporation where he held several executive management positions, including Executive Vice President of Products, Senior Vice President of International Markets, Senior Vice President and General Manager of LSI Logic Europe and General Manager of the ASIC division. Mr. Gavrielov holds a Bachelor of Science degree in Electrical Engineering and a Masters of Science degree in Computer Science from the Technion Israel Institute of Technology (IIT) in Haifa, Israel.

Yoav Hollander is our co-founder and has served as our Chief Technical Officer and Director since our inception in September 1995. From 1990 to our inception, Mr. Hollander was a consultant for various semiconductor companies including National Semiconductor Corporation and Digital Equipment Corporation. Mr. Hollander worked on the development of the verification environment employed by the Israeli design center of Digital Equipment Corporation for pre- and post-silicon testing of their designs. Mr. Hollander holds a Bachelor of Science degree in Computer Science from Ben Gurion University in Be’er Sheva, Israel.

Charles Alvarez has served as our Vice President of Finance and Administration and Chief Financial Officer since June 1998. From March 1997 to June 1998, Mr. Alvarez served as Vice President of Finance and Administration and Chief Financial Officer at Alliance Semiconductor. From October 1989 to March 1997, Mr. Alvarez served as Senior Director of Finance and Operations for LSI Logic Corporation. Mr. Alvarez holds a Bachelor of Arts degree and a Masters of Arts degree in Business and Economics from San Francisco State University.

Ziv Binyamini has served as our Vice President of Research and Development since October 1998. From November 1997 to October 1998, Mr. Binyamini served as our principal researcher. From July 1997 to November 1997, he was a researcher at Intel Corporation. From July 1994 to July 1997, Mr. Binyamini co-managed the Logic Verification CAD group at Intel Design Technology in Haifa, Israel. Mr. Binyamini holds a Bachelor of Science degree in Computer Science and Mathematics from Bar Ilan University in Ramat Gan, Israel.

Francine Ferguson has served as our Vice President of Worldwide Marketing since January 1999. From May 1997 to January 1999, Ms. Ferguson served as our Director of Product Marketing. From March 1996 to May 1997, Ms. Ferguson was a Product Line Manager and from January 1995 to March 1996, she was Senior Product Marketing Manager at Synopsys, Inc. Ms. Ferguson has spent over 14 years in the design automation industry in the areas of software development and marketing for verification and synthesis products. Ms. Ferguson holds a Bachelor of Science degree in Computer Science from Columbia University, School of Engineering and Applied Science.

Lawrence Lapides has served as our Vice President of Sales since our acquisition of SureFire Verification in November 1999, where he served in the same capacity from July 1998 to November 1999. From May 1991 to June 1998, Mr. Lapides served as Director of North American Sales for Exemplar Logic. Mr. Lapides holds a Bachelor of Arts degree in Physics from the University of California, Berkeley, a Masters of Science degree in Applied and Engineering Physics from Cornell University, and a Masters degree in Business Administration from Clark University.

Michael McNamara has served as our Senior Vice President of Technology and Director since our acquisition of SureFire Verification in November 1999, where he served as President, Chairman of the Board, and co-founder from April 1996 to November 1999. From June 1995 to April 1996, Mr. McNamara served as a Director and a consultant at Verilog Consulting Services, Inc. From April 1994 to May 1995, Mr. McNamara served as Vice President of Engineering at ViewLogic, Inc. Mr. McNamara holds a Bachelor of Science degree and a Masters of Engineering degree in Electrical Engineering from Cornell University.

Pierre Lamond has served as our Director since August 1997. Mr. Lamond has served as a General Partner of Sequoia Capital, a venture capital firm, since 1981. Mr. Lamond serves on the Board of Directors of Vitesse Semiconductor Corp. and Redback Networks, Inc. Mr. Lamond holds a Bachelor of Science degree in Electrical Engineering, a Master of Science degree in Physics from Toulouse University and a Masters of Science degree in Electrical Engineering from Northeastern University.

Zohar Zisapel has served as our Director since August 1997. Mr. Zisapel serves on the Board of Directors of Ceragon Networks, Radvision Ltd., Radware Ltd., Radcom Ltd., RIT Technologies, Ltd. and Silicom Ltd. Mr. Zisapel is a founder and Director of Rad Data Communications and has served as its President and Chairman since 1982. He also served as Chairman of the Israeli Association of Electronics and Software Industries. Mr. Zisapel holds an Masters of Science degree in Electrical Engineering from the Technion Israel Institute of Technology (IIT) in Haifa, Israel and a Masters degree in Business Administration from Tel Aviv University in Tel Aviv, Israel.

Tali Aben has served as our Director since December 1996 and as an external director since March 2001. Ms. Aben has been a General Partner at Gemini Israel Funds, an Israeli venture capital firm, since October 1994. Ms. Aben holds a Bachelor of Science degree in Mathematics and Computer Science and a Masters degree in Business Administration from Tel Aviv University in Tel Aviv, Israel.

Amos Wilnai has served as an external director since March 2001. Mr. Wilnai founded and has served as the Chairman of the Board of Directors of MMC Networks, Inc. since September 1992. From October 1998 to April 1999, Mr. Wilnai served as Acting Chief Executive Officer at MMC Networks. From September 1994 to June 1998, he served as Executive Vice President of Business Development at MMC Networks. From September 1992 to October 1994, he served as President at MMC Networks. Mr. Wilnai also serves as an advisor to the Board of Governors of the Bird Foundation (Israel-US Binational Industrial Research and Development Foundation). Mr. Wilnai holds a Bachelor of Science degree in Electrical Engineering from the Technion Institute of Technology (ITT) in Haifa, Israel and a Masters of Science degree in Electrical Engineering from the Polytechnic Institute in Brooklyn.

ITEM 2.     PROPERTIES

All of our operations are conducted in leased office facilities. Our principal executive offices in the U.S. occupy approximately 20,000 square feet and are located in Mountain View, California. These offices house substantially all of our marketing, administration, finance, customer service and support employees and approximately one-fifth of both our sales employees and research and development team. Our lease for the Mountain View facility expires on December 31, 2003.

In addition, we lease two facilities with a total of approximately 12,000 square feet in Rosh Ha’ain, Israel, approximately 10 miles from Tel Aviv. Those facilities house a substantial portion of our research and development employees and a portion of our customer service and support team. One of these leases, for approximately 9,720 square feet of space, expires on February 28, 2003, with options for two consecutive two-year extensions. The second lease, for approximately 2,200 square feet of space, expires on December 15, 2002, with an option for a single two-year extension.

We also occupy an additional 3,200 square feet of office space in Massachusetts where we maintain our East Coast operations under a lease which expires on March 31, 2006 and 3,300 square feet of office in Austin, Texas under a lease agreement which expires on December 31, 2004. In addition, we occupy less than 1,000 square feet of space in each of our small regional sales offices located in Paris and Grenoble, France; London, England; Munich, Germany; Morristown, New Jersey and Austin and Dallas, Texas; each under leases for a term not exceeding one year. We believe that our existing leased office space will provide us with adequate facilities for our anticipated growth through at least 2002.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S ORDINARY EQUITY AND RELATED SHAREHOLDER MATTERS

On March 26, 2001, we completed our initial public offering in which we sold 3,335,000 ordinary shares at $7.00 per share. The net proceeds we received from this offering after deducting underwriting discounts were approximately $21.7 million.

In April 2001, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 500,250 ordinary shares at $7.00 per share, the initial public offering price of the ordinary shares. The net proceeds received after deducting underwriting discounts were approximately $3.3 million.

We intend to use the aggregate net proceeds from our initial public offering for general corporate purposes, capital expenditures and potential acquisitions of complementary businesses, products and technologies. Pending these uses, the net proceeds of the offering have been and will continue to be invested in interest bearing, investment grade securities.

Our ordinary shares are listed and traded on the Nasdaq National Market under the symbol “VRST”. The following table sets forth, for the periods indicated, the range of high and low daily closing prices for our ordinary shares as reported by the Nasdaq National Market.

	High	Low
April 1, 2001–June 30, 2001	$19.610	$8.438
July 1, 2001–September 30, 2001	$18.050	$6.599
October 1, 2001–December 31, 2001	$19.440	$7.250

As of February 28, 2002, there were approximately 75 recorded holders of our ordinary shares.

Dividend Policy

Since our inception, we have not declared or paid any cash dividends on our ordinary shares. We do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future and intend to retain our future earnings, if any, to finance the development of our business. In addition, we are subject to the following restrictions on the declaration and payment of our dividends:

•
under the Israeli Companies Law, to which we are subject, we are prohibited from paying cash dividends out of funds other than “profits,” as defined under that law, except with court approval provided, however, that there is no concern that the distribution will prevent us from being able to meet our existing and anticipated obligations when they become due, or in the case of our complete liquidation;

•	under our line of credit, we have to maintain certain covenants, and doing so might restrict our ability to pay dividends;

•
under the Israeli Law for the Encouragement of Capital Investments, 1959, we will be subject to taxation on the amount of any cash dividends that we pay out of income derived from our investment programs which have been granted “approved enterprise” status, except in the case of our complete liquidation.

In the event that we elect to declare dividends, we will pay those dividends in United States dollars to our shareholders which are not Israeli residents. Under current Israeli law, any dividends or other distributions paid in respect of our share capital may be freely paid in non-Israeli currencies at the prevailing rate of exchange, provided that Israeli income tax has been withheld or paid from any distributions. As a result, a non-Israeli resident shareholder will be subject to the risk of currency fluctuation between the date a dividend is declared and the date the dividend is paid.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 1999, 2000, and 2001, and the selected consolidated balance sheet data as of December 31, 2000 and 2001, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The historical financial information for all periods includes the operations of SureFire Verification, Inc., which we acquired on November 30, 1999. The transaction was accounted for using the pooling-of-interests method. The selected consolidated statement of operations data for the years ended December 31, 1997 and 1998, and the selected consolidated balance sheet data as of December 31, 1997, 1998 and 1999, are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results presented below are not necessarily indicative of future results. (Although we were founded in September 1995, we had no operations until January 1996.)

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data :
Revenue	$4,025	$7,075	$11,477	$21,499	$38,737
Cost of revenue	1,092	1,853	1,907	2,492	3,432
Gross profit	2,933	5,222	9,570	19,007	35,305
Operating expenses:
Research and development, net	1,794	4,151	4,940	7,329	8,859
Sales and marketing	1,725	5,133	8,790	11,469	17,098
General and administrative	1,845	2,347	3,070	3,917	5,078
Non-cash charges related to equity issuances (1)	568	71	191	910	776

Total operating expenses	5,932	11,702	16,991	23,625	31,811
Operating income (loss)	(2,999)	(6,480)	(7,421)	(4,618)	3,494
Other income (expenses), net	44	(12)	285	210	1,454

Net income (loss) before income taxes	(2,955)	(6,492)	(7,136)	(4,408)	4,948
Provision for income taxes					250

Net income (loss)	$(2,955)	$(6,492)	$(7,136)	$(4,408)	$4,698

Basic earnings per share:
Basic net income (loss) per ordinary share	($0.96)	($1.61)	($1.34)	($0.64)	$0.31

Shares used in per share calculation	3,073	4,042	5,311	6,870	15,356

Diluted earnings per share:
Diluted net income (loss) per ordinary share	($0.96)	($1.61)	($1.34)	($0.64)	$0.24

Shares used in per share calculation	3,073	4,042	5,311	6,870	19,632

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,634	$3,424	$10,811	$18,388	$58,488
Working capital	2,628	1,751	7,944	6,523	34,771
Total assets	6,269	9,164	17,526	32,287	71,838
Long term obligations, less current portion	59	51	1,388	3,269	2,594
Total shareholders’ equity	$3,448	$3,251	$8,282	$5,075	$34,517
(1) Non-cash charges related to equity issuances include the following:

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Cost of other services revenue	$—	$—	$—	$23	$14

Research and development, net	540		3	218	182
Sales and marketing			24	331	290
General and administrative	28	71	164	361	304

Total included in operating expenses	568	71	191	910	776

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our financial statements and the related notes included elsewhere in this Form 10-K. Some of the statements contained in this Form 10-K are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors”.

Overview

Verisity’s discussion and analysis of its financial condition and results of operations are based upon Verisity’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

We provide software products that automate the process of detecting flaws in the designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market and reduce overall product development costs. We were founded in September 1995 and commenced operations in January 1996. In November 1999, we acquired SureFire Verification, Inc. by merging it into our wholly-owned subsidiary, Verisity Design, Inc., a California corporation. The SureFire acquisition was accounted for under the pooling-of-interests method, and the operations of SureFire are therefore included in our results of operations for all periods presented and the discussions thereof.

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

Our sales are generally denominated in United States dollars; however, a portion of our operating expenses in international locations is denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal. However, as our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

Our total revenue, which consists of license revenue, maintenance revenue and other services revenue, was $11.5 million in 1999, $21.5 million in 2000 and $38.7 million in 2001. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for annual support and product updates. Other services revenue consists of training and consulting fees. Historically, we have generated the majority of our total revenue from license fees. However, as a result of our growing customer base, maintenance revenue has increased as a percent of total revenue. We currently derive substantially all of our total revenue from the sale of licenses for a small number of software products and related maintenance and other services. Sales of our Specman Elite and other functional verification class of products accounted for 100% of our license revenue in 1999, 2000 and 2001. We expect that substantially all of our revenue in 2002 will continue to be generated from sales of licenses of our functional verification products and related maintenance and other services.

We sell our products and related maintenance and other services directly through our sales force and through indirect channels that include international distributors and sales representatives. Direct sales account for substantially all of our sales in North America. Revenue from sales outside North America accounted for 26.6% of our total revenue in 1999, 35.5% of our total revenue in 2000 and 33.1% of our total revenue in 2001. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

In order to increase market share in international locations and better serve our global customers, we plan to further expand our international operations. We expect that this expansion will require a substantial investment in personnel, facilities and operations, which tend to be more costly than similar investments in domestic operations. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations.

Our indirect sales channels include independent sales representatives and distributors. Although we enter into general sales contracts with our distributors and sales representatives, generally they are not obligated to purchase any of our products. We rely on our indirect sales channels to submit purchase orders for specific quantities of our products.

We license our software products to customers under either perpetual or time-based licenses. The term for our time-based licenses is typically one year. Our software products do not require customization or modification for our customers to install and use them. Customers purchasing maintenance receive Internet-based technical support, telephone support and unspecified product updates when we choose to make updates available. We believe these product updates, which our customers have the right to use for the remaining term of their license, are the primary reason that a majority of our customers renew maintenance every year. Our services include training in the use of our products and consulting services.

Our products are generally priced based on a perpetual or an annual time- based fee per license. Our list prices generally range from $5,000 to $40,000 per license, depending on the product and the license term. We generally price one year of maintenance at 15% of the list price of a perpetual license. Our time-based and our perpetual licenses are always sold with maintenance. Maintenance for perpetual licenses may then be separately renewed.

Since we commenced operations in 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales and marketing and technical customer support departments and to establish an administrative organization. As a result, we had an accumulated deficit of $17.3 million as of December 31, 2001. We anticipate that our operating expenses will increase substantially in the future as we fund additional research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, increase our technical services capabilities and improve our operational and financial systems. Accordingly, we will need to generate higher revenue in the future to sustain our profitability.

We had 182 employees as of December 31, 2001, an increase from 139 employees as of December 31, 2000. This growth has placed demands on our management and operational resources. In order to manage our growth effectively, we must improve our operational systems, procedures and controls on a timely basis.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to collection of accounts receivable, investments, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Accounting for research and development costs;

•	Accounting for doubtful accounts;

•	Accounting for share based compensation;

•	Accounting for income taxes;

Revenue recognition.    For each sales arrangement, we defer the recognition of revenue until: we have persuasive evidence of an arrangement, we deliver the product and the related license key or we perform the services, with no remaining obligations; the fee is fixed or determinable; and we determine that collection of the fee is probable. For perpetual licenses, once all of these conditions have been satisfied, we recognize license revenue based upon the residual method after all elements which do not have vendor-specific objective evidence of fair value have been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” as vendor-specific objective evidence of fair value for the delivered elements does not exist. We recognize revenues from product sales through our international distributors when the distributor sells a product license to an end user.

In accordance with SOP No. 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer is charged when maintenance is sold separately, which is based on the price we established and have received from our customers for separate maintenance renewals. Because almost every purchaser of perpetual software licenses subsequently purchases separate annual maintenance renewals, we have vendor- specific objective evidence of fair value of these maintenance arrangements for perpetual licenses. However, with respect to our time-based licenses with terms of less than 24 months, we have concluded that we do not have vendor-specific objective evidence of fair value for the licensed software elements. As a result, we recognize the revenue for these time-based licenses ratably over the period of the arrangement.

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of recognizing certain expenses, such as commissions that we match with the corresponding revenue. We follow very specific and detailed guidelines in measuring revenue. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Accounting for research and development costs.    We apply Statement of Financial Accounting Standards, or SFAS, No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed to software technologies we develop internally. We include internal development costs in research and development, and we expense those costs as they are incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which, based upon our development process, generally occurs upon the completion of a working model. To date, the costs incurred between the completion of a working model and the general availability of our products have not been significant. Accordingly, we have not capitalized any software development costs to date.

Accounting for doubtful accounts.    Our accounts receivable are mainly derived from sales to customers located primarily in North America, Europe, Israel and Eastern Asia. We perform periodic credit evaluations of our customers’ financial condition and generally do not require them to pledge collateral or grant us a security interest in their assets to secure their payment obligation to us. As of December 31, 2000, and 2001, the allowance for doubtful accounts were nil.

Accounting for share based compensation.    We recorded deferred share compensation on our balance sheet of $2.1 million in connection with the share options that were granted to our employees from July 1, 1999 to December 31, 2001. We will amortize this deferred share compensation over the vesting period of the related options, which is generally four years. During 1999, 2000, and 2001, we amortized $177,000, $905,000 and $684,000 of deferred share compensation, respectively. We expect the remaining deferred share compensation at December 31, 2001 will be amortized as follows: $330,000 for the year ending December 31, 2002, $125,000 for the year ending December 31, 2003 and the balance thereafter.

Accounting for income taxes.    We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. This Statement prescribes the use of the liability method whereby deferred taxes assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We provide a valuation allowance to reduce the deferred tax assets to their estimated realizable value.

Under Israeli tax law, Israeli companies are generally subject to income tax at the corporate tax rate of 36%. However, income recognized by us from our investment programs that have been granted “approved enterprise” status is tax exempt or taxed at a lower rate for a specified period commencing on the date we exhaust any net operating loss carryforwards. These tax benefits are not available to us with respect to income of our subsidiaries. If these tax incentives are not renewed, if the tax rates applicable to us are rescinded or changed, or if tax authorities successfully challenge the manner in which profits are recognized among our subsidiaries or within specified tax jurisdictions, our worldwide effective tax rate could increase and our results of operations, cash flow and debt service ability could be materially harmed.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	1998	1999	2000	2001
Consolidated Statements of Operations Data:
Revenue:
License	77.1%	64.6%	65.5%	65.4%
Maintenance	17.8	26.0	26.7	29.4
Other services	5.1	9.4	7.8	5.2

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	2.3	1.7	1.9	1.4
Maintenance	21.6	13.0	7.1	4.5
Other services	2.3	1.9	2.6	3.0

Total cost of revenue	26.2	16.6	11.6	8.9
Gross profit	73.8	83.4	88.4	91.1
Operating expenses:
Research and development, net	58.6	43.0	34.1	22.9
Sales and marketing	72.6	76.6	53.4	44.2
General and administrative	33.2	26.8	18.2	13.1
Non-cash charges related to equity issuances	1.0	1.7	4.2	2.0

Total operating expenses	165.4	148.1	109.9	82.2
Operating income (loss)	(91.6)	(64.7)	(21.5)	8.9
Other income (expenses), net	(0.2)	2.5	1.0	3.8

Net income (loss) before income taxes	(91.8)	(62.2)	(20.5)	12.7
Provision for income taxes				0.6

Net income (loss)	(91.8)%	(62.2)%	(20.5)%	12.1%

Years Ended December 31, 2000 and 2001

Total revenue

Our total revenue increased by 80.2% from $21.5 million for the year ended December 31, 2000 to $38.7 million for the year ended December 31, 2001. This increase was attributable to additional sales to our existing customers and, to a lesser extent, sales to new customers. For the years ended December 31, 2000, and 2001, no single customer accounted for 10.0% or more of our total revenue.

License revenue.    Our license revenue increased by 80.0% from $14.1 million for 2000 to $25.4 million for 2001. This increase was attributable to an increase in the volume of licenses sold to our existing customers and, to a lesser extent, sales to our new customers. The volume increase also resulted from a larger and more productive sales force. Revenue from perpetual licenses increased 18.1% from $9.7 million for 2000 to $11.5 million for 2001 and revenue from time-based licenses increased 218.6% from $4.3 million for 2000 to $13.9 million for 2001.

Maintenance revenue.    Our maintenance revenue increased by 98.1% from $5.7 million for 2000 to $11.4 million for 2001. This increase was attributable to recognition of maintenance revenue in connection with the sale of new licenses.

Other services revenue.    Our other services revenue increased by 19.7% from $1.7 million for 2000 to $2.0 million for 2001. This increase was attributable to an increase in training services, partially offset by a decrease in consulting services.

Cost of revenue

Cost of license revenue.    Cost of license revenue includes royalties we pay to third parties, primarily the Israeli Office of the Chief Scientist, or OCS. The OCS royalties reflect our obligation to repay the research and development grants we received from the OCS in support of our software products developed in Israel. These royalties are payable at a rate of 3.0-3.5% of the license, maintenance and other services revenue attributable to the sale of our products which were developed from the funded research. Until repaid, original grants received after January 1, 1999, accrue interest at the 12-month LIBOR rate. As of December 31, 2001, we had fully repaid the royalties to the office of Chief Scientist. Our product delivery costs are minimal as our software products are substantially always delivered through electronic transmission. Our cost of license revenue increased 37.5% from $408,000 for 2000 to $561,000 for 2001. This increase was primarily due to increased sales of our licensed products. As a percent of license revenue, the cost of license revenue decreased from 2.9% for 2000 to 2.2% for 2001. This decrease was primarily due to the fact that we repaid fully the OCS royalties during the third quarter of 2001. We expect that the absolute dollar amount of the cost of license revenue will continue to increase over the next 12 months if the sale of licensed software products continues to increase.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Our cost of maintenance revenue increased 11.6% from $1.5 million for 2000 to $1.7 million for 2001. This increase was primarily attributable to increased technical customer support personnel to provide improved levels of support to a growing customer base. As a percent of maintenance revenue, the cost of this revenue decreased from 26.4% for 2000 to 14.9% for 2001. This decrease was primarily due to the increased volume of maintenance renewals. We expect that the absolute dollar amount of the cost of maintenance revenue will continue to increase in the next 12 months if the sale of our maintenance continues to increase.

Cost of other services revenue.    Cost of other services revenue consists primarily of personnel and other expenses related to providing training and consulting services to our customers. Our cost of other services revenue increased 107.4% from $569,000 for 2000 to $1.2 million for 2001. This increase was primarily attributable to increased externally contracted training services to provide improved levels of support to a growing customer base. As a percent of other services revenue, the cost of this revenue increased from 34.0% for 2000 to 58.9% for 2001. This increase was primarily due to externally contracted training services to support the growth in related revenue. We expect that the absolute dollar amount of the cost of other services revenue will continue to increase in the next 12 months if the sales of our other services continues to increase.

Operating expenses

Research and development.    Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses increased 20.9% from $7.3 million for 2000 to $8.9 million for 2001. This increase was primarily attributable to the cost of additional software engineers who are focused on both enhancing the features and performance of existing products, as well as developing new products. As a percent of total revenue, research and development expenses decreased from 34.1% for 2000 to 22.9% for 2001. This decrease was primarily related to the increase in total revenue for the year ended 2001. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, and promotional and advertising costs. Our sales and marketing expenses increased 49.1% from $11.5 million for 2000 to $17.1 million for 2001. This increase was primarily attributable to the hiring of additional sales and marketing personnel for an increase of approximately $4.3 million including related travel expenses and expansion of our sales offices, particularly in Europe. As a percent of total revenue, sales and marketing expenses decreased from 53.4% for 2000 to 44.1% for 2001. This decrease was primarily attributable to the increase in total revenue for 2001. We expect that the absolute dollar amount of our sales and marketing expenses will continue to increase in future periods.

General and administrative.    General and administrative expenses represent corporate, finance, human resource, administrative, information technologies, investor relations and legal expenses. Our general and administrative expenses increased 29.6% from $3.9 million for 2000 to $5.1 million for 2001. This increase was attributable to the hiring of additional finance, human resources and legal personnel for an increase of approximately $600,000 with the balance attributable to the cost associated with becoming a public company in 2001, including additional accounting, legal, insurance and investor relations expenses. As a percent of total revenue, general and administrative expenses decreased from 18.2% for 2000 to 13.1% for 2001. This decrease was primarily attributable to the increase in total revenue for 2001. We expect that the absolute dollar amount of our general and administrative expenses will continue to increase to support our future operations.

Non-cash charges related to equity issuances.    Non-cash charges related to equity issuances were $1.0 million for 2000, and $1.1 million for 2001. These amounts, for 2000, related to research and development expenses of $218,000, cost of other services revenue of $23,000, sales and marketing expenses of $331,000, general and administrative expenses of $361,000 and $74,000 as a reduction to revenue in connection with options granted to distributors. These amounts for 2001, related to the following: research and development expenses of $182,000, cost of other services revenue of $14,000, sales and marketing expenses of $290,000, general and administrative expenses of $304,000 and $282,000 as a reduction to revenue in connection with options granted to distributors.

Other income (expense), net

Other income (expense), net consists of interest income, interest expense and other miscellaneous expenses. Our other income, net increased from other income of $210,000 for 2000 to other income of $1.5 million for 2001. This increase was primarily due to interest earned on our higher balances of cash, cash equivalent and short term investments. As a percent of total revenue, other income increased from 1.0% for 2000 to 3.8% for 2001.

Income taxes

We recorded an income tax provision of $250,000 in 2001 and no income tax provision in 2000. The provision for income taxes in 2001 relates primarily to U.S. alternative minimum taxes related to the usage of net operating loss carryforwards. There was no provision for income taxes in 2000 due to historic operating losses in all jurisdictions for which there was no current tax benefit.

As of December 31, 2000 and 2001, we had approximately $3.5 million and $4.2 million of federal net operating loss carryforwards, respectively, $300,000 and $300,000 of US federal research and development credit, respectively, and also $13.7 million and $8.8 million of Israeli net operating loss carryforwards, respectively, for tax reporting purposes available to offset future taxable income. These United States federal net operating loss carryforwards expire between the years 2011 and 2021. The Israeli net operating loss carryforwards do not expire. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances including acquisition activities.

Years Ended December 31, 1999 and 2000

Total revenue

Our total revenue increased by 87.3% from $11.5 million for the year ended December 31, 1999 to $21.5 million for the year ended December 31, 2000. This increase was primarily attributable to an increase in our customer base, as well as additional sales to our existing customers. For the years ended December 31, 1999 and 2000, no single customer accounted for 10.0% or more of our total revenue.

License revenue.    Our license revenue increased by 90.1% from $7.4 million for 1999 to $14.1 million for 2000. This increase was primarily attributable to an increase in the volume of licenses sold due to our growing customer base, as well as additional sales to our existing customers. The volume increase also resulted from a larger and more productive sales force. Revenue from perpetual licenses increased 67.0% from $5.8 million for 1999 to $9.7 million for 2000 and revenue from time-based licenses increased 175.1% from $1.6 million for 1999 to $4.3 million for 2000.

Maintenance revenue.    Our maintenance revenue increased by 92.1% from $3.0 million for 1999 to $5.7 million for 2000. This increase was attributable to recognition of maintenance revenue in connection with the sale of new licenses.

Other services revenue.    Our other services revenue increased by 55.1% from $1.1 million for 1999 to $1.7 million for 2000. This increase was attributable to an increase in training services, partially offset by a decrease in consulting services.

Cost of revenue

Cost of license revenue.    Cost of license revenue includes royalties we pay to third parties, primarily the Israeli Office of the Chief Scientist, or OCS. The OCS royalties reflect our obligation to repay the research and development grants we received from the OCS in support of our software products developed in Israel. These royalties are payable at a rate of 3.0-3.5% of the license, maintenance and other services revenue attributable to the sale of our products which were developed from the funded research. Until repaid, original grants received after January 1, 1999 accrue interest at the 12-month LIBOR rate. As of December 31, 2000, approximately $1.1 million of this contingent repayment obligation remained outstanding. Our product delivery costs are minimal as our software products are substantially always delivered through electronic transmission. Our cost of license revenue increased 108.2% from $196,000 for 1999 to $408,000 for 2000. This increase was primarily due to increased sales of our licensed products. As a percent of license revenue, the cost of license revenue increased slightly from 2.6% for 1999 to 2.9% for 2000.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Our cost of maintenance revenue increased 1.5% from $1,493,000 for 1999 to $1,515,000 for 2000. This increase was primarily attributable to increased technical customer support personnel to provide improved levels of support to a growing customer base. As a percent of maintenance revenue, the cost of this revenue decreased from 50.0% for 1999 to 26.4% for 2000. This decrease was primarily due to the increased volume of maintenance renewals.

Cost of other services revenue.    Cost of other services revenue consists primarily of personnel and other expenses related to providing training and consulting services to our customers. Our cost of other services revenue increased 161.0% from $218,000 for 1999 to $569,000 for 2000. This increase was primarily attributable to increased externally contracted training services to provide improved levels of support to a growing customer base. As a percent of other services revenue, the cost of this revenue increased from 20.2% for 1999 to 34.0% for 2000. This increase was primarily due to externally contracted training services to support the growth in related revenue.

Operating expenses

Research and development.    Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses increased 48.4% from $4.9 million for 1999 to $7.3 million for 2000. This increase was primarily attributable to the hiring of additional software engineers who are focused on both enhancing the features and performance of existing products, as well as developing new products. As a percent of total revenue, research and development expenses decreased from 43.0% for 1999 to 34.1% for 2000. This decrease was primarily related to the increase in total revenue for the year ended 2000. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Our sales and marketing expenses increased 30.5% from $8.8 million for 1999 to $11.5 million for 2000. This increase was primarily attributable to the hiring of additional sales and marketing personnel for an increase of approximately $2.6 million including related travel expenses and expansion of our sales offices, particularly in Europe. As a percent of total revenue, sales and marketing expenses decreased from 76.6% for 1999 to 53.4% for 2000. This decrease was primarily attributable to the increase in total revenue for 2000.

General and administrative.    General and administrative expenses represent corporate, finance, human resource, administrative and legal expenses. Our general and administrative expenses increased 27.6% from $3.1 million for 1999 to $3.9 million for 2000. This increase was primarily attributable to the hiring of additional finance, human resources and legal personnel for an increase of approximately $700,000. As a percent of total revenue, general and administrative expenses decreased from 26.8% for 1999 to 18.2% for 2000. This decrease was primarily attributable to the increase in total revenue for 2000.

Non-cash charges related to equity issuances.    Non-cash charges related to equity issuances were $191,000 for 1999, and $1.0 million for 2000. These amounts, for 1999, related to research and development expenses of $3,000, sales and marketing expenses of $24,000, and general and administrative expenses of $164,000 and, for 2000, related to the following: research and development expenses of $218,000, cost of other services revenue of $23,000, sales and marketing expenses of $331,000, general and administrative expenses of $361,000 and $74,000 as a reduction to revenue in connection with options granted to distributors.

Other income (expense), net

Other income (expense), net consists of interest income, interest expense and other miscellaneous expenses. Our other income, net decreased from other income of $285,000 for 1999 to other income of $210,000 for 2000. This decrease was due to lower interest income and net international currency expenses in 2000. As a percent of total revenue, other income decreased from 2.5% for 1999 to 1.0% for 2000.

Income taxes

We recorded no income tax provision in 2000 and 1999. There was no provision for income taxes in 2000 or 1999 due to historic operating losses in all jurisdictions for which there was no current tax benefit.

As of December 31, 1999 and 2000, we had approximately $4.0 million and $3.5 million of federal net operating loss carryforwards, respectively, $200,000 and $300,000 of US federal research and development credit, respectively, and also $12.3 million and $13.7 million of Israeli net operating loss carryforwards, respectively, for tax reporting purposes available to offset future taxable income. These United States federal net operating loss carryforwards expire between the years 2011 and 2020. The Israeli net operating loss carryforwards do not expire. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances including acquisition activities.

Our net deferred tax asset balance as of December 31, 1999, and 2000 of $2.3 million and $2.3 million, respectively, is subject to a full valuation allowance due to uncertainty regarding realization of the net deferred tax asset.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sales of equity securities, including our initial public offering in March 2001 and the following exercise of the over-allotment option by our underwriters resulting in total net proceeds of approximately $22.3 million. We also have financed our operations through equipment financing and cash generated from the sale of our products and services. As of December 31, 2001, we had cash and cash equivalents of $58.5 million, an accumulated deficit of $17.3 million and working capital of $34.8 million. As of December 31, 2001, we had $22,000 of debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $184,000 that is fully provided for by monthly deposits into severance funds, insurance policies and by an accrual.

Net cash used in operating activities was $3.5 million for the year ended December 31, 1999. Net cash provided by operating activities was $8.9 million for the year ended December 31, 2000 and $17.7 million for the year ended December 31, 2001. Cash used in operating activities in 1999 resulted primarily from a net loss, and to a lesser extent, increase in accounts receivable partially offset by increase in accrued liabilities and deferred revenue. Cash provided by operating activities in 2000 resulted primarily from an increase in deferred revenue and other liabilities and partially offset by a net loss and increase in accounts receivable and other assets. Cash provided by operating activities in 2001 was primarily attributable to net income and an increase in deferred revenue, as well as a decrease in other assets and an increase in other liabilities.

Deferred revenue results from the billing and collection of fees from our customers for the purchase of license agreements and maintenance services for which we have not yet recognized revenue. We will recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy. The long-term portion of deferred revenue reflects revenues that will be recognized more than 12 months in the future due to customers with license agreements or maintenance terms in excess of 12 months. In addition, certain of our software agreements require the staggered delivery of licenses over a period of time, some of which are in excess of 12 months in the future. Primarily as a result of increasing orders of these types and timely collections of associated accounts receivable, we have experienced positive cash flow from operating activities for the years ended December 31, 2000 and 2001.

Net cash used in investing activities was $837,000 for the year ended December 31, 1999, $1.2 million for the year ended December 31, 2000, and $1.0 million for the year ended December 31, 2001. These investments were primarily for purchases of new computers, equipment and furniture as we expanded operations.

Net cash provided by financing activities was $11.8 million for the year ended December 31, 1999, and was primarily due to the sale of $11.5 million of series D preferred shares, net of expenses, in March 1999. Net cash used by financing activities was $76,000 for the year ended December 31, 2000, which was substantially due to scheduled repayments of borrowings that were partially offset by the sale of $194,000 of ordinary shares primarily as a result of the exercise of options by certain employees. Net cash provided by financing activities was $23.4 million for the year ended December 31, 2001, and was primarily due to the sale of $22.3 million of ordinary shares during our initial public offering in March 2001, and exercising of our underwriters’ over-allotment option in April 2001. The balance was provided by the exercise of share options by employees of $441,000, employees share purchase plan of $848,000 and partially offset by the scheduled repayment of a bank term loan of $265,000.

We also have a $2.0 million line of credit with Silicon Valley Bank secured by goods and equipment, working capital and intangible assets. The line of credit expires in December 2002. Advances under the line of credit are limited to a specified percent of eligible accounts receivable as defined in the line of credit agreement. As of December 31, 2001, we had no borrowings outstanding under this line of credit and had available borrowings under the line of approximately $2.0 million.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of our revenue;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the cost, timing and extent of our product development efforts;

•	the cost, timing and extent of our sales and marketing activities; and

•	the available borrowings under line of credit arrangements.

We intend to continue to invest in the development of new products and enhancements to our existing products and expansion of our sales channels. The factors described above will affect our future capital requirements and the adequacy of our available funds.

We believe that cash flow from operations together with our current cash and investment balances and current credit facilities, will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment as described elsewhere in this Form 10-K.

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

Our future minimum payments under noncancelable operating lease agreements at December 31, 2001 were as follows:

Operating Leases
(in thousands)
Year ending December 31:
2002	$1,025
2003	1,019
2004	301
2005	238
2006 and thereafter	139

$2,722

We also had $9,000 under capital leases to be paid in 2002 and $10,000 to be paid in 2003 and thereafter.

ITEM 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in Israel, and also in North America, and sell those products primarily in North America, Israel, Europe and Japan. Our sales outside North America were 35.5% of our total revenue in 2000 and 33.1% in 2001. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As substantially all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investment portfolio. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of December 31, 2001, consists primarily of short-term US government securities, demand deposits and money market funds held by institutions in the United States. Due to the nature of our cash and cash equivalents and short-term investments, we have concluded that we do not have material market risk exposure.

Management’s intent and current practice is to invest funds in excess of current operating requirements in:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of corporations in the United States rated A1 or P1 by Standard & Poors’ or the Moody’s equivalents; or

•	money market funds, deposits or notes issued or guaranteed by commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. We did not complete any business combinations through the year ended December 31, 2001, and as a result these standards are not expected to have a material impact on our financial position or operating results.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect that adoption of SFAS 144 will have a material effect on our financial position or the results of our operations.

Risk Factors

Our quarterly operating results and ordinary share price may fluctuate, because we have a limited ability to accurately forecast our quarterly sales and our costs are relatively fixed in the short term.

We expect our quarterly operating results to fluctuate significantly due to a variety of factors, many of which are outside of our control. Our revenue is difficult to predict and may fluctuate significantly from period-to-period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are relatively fixed in the short term. As an example, our research and development and sales and marketing expenses together accounted for more than 80% of our total operating expenses in 1999, 2000 and 2001. As a result, if our revenue is below expectations in any quarter, the negative effect may be magnified by our inability to adjust our spending on these activities in a timely manner to offset the revenue shortfall.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and, accordingly, that these comparisons should not be relied upon as indications of future performance. Due to these and other factors, our operating results may be below market analysts’ expectations in some future quarters, which could cause the market price for our ordinary shares to decline.

We have a history of losses, have only been profitable for the past five quarters and may not be able to sustain profitability, which may cause the market price of our ordinary shares to decline.

Since we commenced operations in 1996, we have incurred significant net operating losses and we have an accumulated deficit of $17.3 million as of December 31, 2001. We have only been profitable since the fourth quarter of 2000. We expect to continue to incur additional operating expenses resulting primarily from research and development, sales and marketing, possible strategic acquisitions and general and administrative activities. As a result, we will need to generate significant revenue to sustain profitability. We may not be able to sustain profitability in the future. We anticipate that our expenses will increase substantially in the next 12 months as we:

•	continue to invest in research and development to enhance our existing products and technologies and to develop additional functional verification products;

•	increase our sales and marketing activities; and

•	implement additional internal systems, develop additional business infrastructure and hire additional management personnel to keep pace with our growth.

Any failure to significantly increase our revenue as we implement our product and distribution strategies could also harm our ability to sustain profitability and could negatively impact the market price of our ordinary shares. In addition, if we do not attain or sustain profitability in the future, we may be unable to continue our operations.

We compete in an emerging market with rapidly evolving technologies and product innovations, and our products are based on new technologies that may not be accepted by potential customers.

We compete in markets that are characterized by rapid technological changes, frequent new product introductions and innovations, uncertain product life cycles and changes in customer demands. For example, in these markets a new functional verification technology may rapidly emerge and gain acceptance that does not rely on the use of software simulation of system, IC or IP core designs, which is the approach to functional verification supported by our current suite of products. Our future success will likely depend on our ability to respond to these factors, in part by financing and managing the significant research and development investment that is often required to develop new generations of our functional verification technologies and introduce these product innovations to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, our products may become obsolete and we may be unable to retain existing customers or attract or retain new ones. Even if we are successful in financing and managing a significant investment of our resources in product and technology innovations, such as our proprietary functional verification language called e, the industry may not accept or adopt them. Therefore, any enhancements or new generations of the technologies and products that we develop or acquire may not generate any revenue, or revenue in excess of the costs of development or acquisition.

We may not be able to effectively compete against, and may lose market share to, other vendors of functional verification products with greater resources and distribution channels, as well as engineering groups within potential customers that develop their own functional verification tools.

We may face competition from both existing vendors of functional verification tools and new ones that we anticipate will enter the market. We also compete with the internal engineering groups of large systems and semiconductor companies. In addition, we may face competition from companies developing functional verification products and methodologies based on new or emerging technologies. Even though some of these companies may not currently have substantial financial or marketing resources to promote their competing products, they could obtain those resources either by engaging in financing activities or by being acquired by larger companies with substantial financial or marketing resources and broader distribution channels, including larger companies that may already sell products to the design and functional verification engineering groups within our existing or potential customer base.

Some of our existing competitors are larger companies that sell suites of tools applicable to nearly all stages in the design and functional verification of systems and ICs. These companies, including Synopsys and Cadence Design Systems, have better brand recognition, larger customer bases and greater financial and marketing resources than we do. These strengths may allow them to respond more quickly than we can to new or emerging technologies or standards and changes in customer requirements. These larger companies may also be able to compete more effectively than we can on the basis of price. If these competitors elect to reduce the price of their competing products, we may be pressured to reduce the price of our products as well. However, price-based competition would reduce our gross profit and, if prolonged, would make it more difficult for us to attain or maintain profitability. If we fail to compete effectively against these competitors, our market share and revenue could decline, perhaps significantly.

In addition, we face competition from verification engineering teams within both existing customers and potential customers that have developed and continue to use in-house verification tools and methodologies. One of our largest competitive challenges is to convince these engineering teams that our products and methodologies are superior to those that they have developed internally, considering the license fees and other costs of adopting our products and a resistance to learning our e verification language.

We face potential competitive risks from our decision to place our e verification language in the public domain.

We donated a portion of our e verification language to a public standards body. Once we donate the entire language to the public domain, our competitors may be more likely to write functional verification software that utilizes e, which may make their products more attractive to our customers. To the extent that our customers are not forced to abandon their investment in learning e and writing verification environments using that language, our customers may move more easily to competitive products. This in turn could cause our market share and license revenue to decline.

If companies that design and sell systems and ICs do not adopt the use of our functional verification products, our revenue may not grow.

The adoption and continued use of our functional verification products by companies that design and sell systems and ICs, known as systems and IC companies, is important to our continued success. If the market for functional verification products fails to grow or grows more slowly than we currently anticipate, our business, financial condition and results of operations could be seriously harmed. Our ability to reach sustained revenue growth and sustain profitability in the future will likely depend on the continued development of this market and, to a large extent, on the continued growth in demand for communications and other electronic systems that incorporate complex systems and ICs.

We believe that broad market acceptance of our functional verification products will depend on several factors, including the ability to significantly enhance the productivity of functional verification, ease of use, interoperability with third-party vendors’ design automation and functional verification products, our customer’s assessment of our financial resources and our technical, managerial, service and support expertise, and price.

Our revenue may decline substantially if our existing customers do not continue to purchase additional licenses or renew maintenance for our products.

We rely on the sale of additional licenses to, as well as the renewal of annual maintenance by, our existing customers. Additional revenue from our existing customers represented approximately 90% of our total revenue in 2001. Even if we are successful in selling our products to new customers, if we fail to sell additional licenses for our products to our existing customers or if they fail to renew their annual maintenance agreements, we could experience a material decline in revenue. None of our current customers is obligated to license new or future generations of our functional verification products.

General economic conditions and terrorist attacks may reduce our revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in other parts of the world, many of the companies in the communications and other segments of the global electronics industry are delaying or reducing technology purchases and investments and similarly, our customers may delay payment for our products causing our accounts receivable to increase. In addition, terrorist attacks could further contribute to the slowdown in the economies of North America, Europe and Asia. The impact on us of this slowdown is difficult to predict, but if businesses or consumers defer or cancel purchases of electronic products, purchases by our customers who design, produce and market these products or components of these products could decline, causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and on our financial condition and our ability to sustain profitability.

Our quarterly operating results and ordinary share price may fluctuate due to seasonal factors that affect the sale of our products.

We expect to experience fluctuations in the sale of licenses for our products due to seasonal factors. We have experienced and anticipate we will continue to experience relatively lower sales in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. We also expect that sales may decline during the summer months of our third quarter, particularly in the European markets. It is difficult for us to evaluate the degree to which these capital budgeting and customer purchasing cycle variations and sales incentives may reduce our sales because our recent revenue growth may have largely overshadowed these factors in recent periods. However, these factors may lead to fluctuations in our quarterly operating results in the future.

We have derived and will continue to derive a significant portion of our revenue from one class of product, and the failure of this class to satisfy market demand could have a disproportionate impact on our revenue and income.

Specman Elite and our other related functional verification products and related maintenance and other services have accounted for approximately 100% of our revenue in each of the past four fiscal years. We expect that these products and related maintenance and other services will continue to account for substantially all of our revenue in the foreseeable future. If this class of products fails to meet customer expectations so as to satisfy market demand, our business, financial condition and results of operations will suffer more than they would have if we offered a more diversified line of products.

Our customer base is concentrated, and the loss of one or more of our customers could harm our financial condition, results of operation and business.

We derive a significant portion of our revenue from large orders placed by a relatively small number of customers. For example, our three largest customers in 1999, 2000 and 2001, together accounted for 24.1%, 20.4% and 24.6% of our total revenue, respectively. During 2000 and 2001, none of our customers accounted for 10% or more of our total revenue. The loss of one or more of these customers could significantly affect our revenue and cause our ordinary share price to decline.

We depend on our strategic marketing and sales relationships with influential semiconductor companies and independent IP core providers as well as with vendors of complementary products, and if these relationships suffer, we may have difficulty introducing and selling our products and our revenue would decline.

We believe that our success in proliferating our products within our target markets will depend in part on our ability to leverage the marketing and sales channels outside of our organization, through a variety of strategic programs and alliances that we have initiated. We believe our relationships with influential semiconductor companies and independent IP core providers, as well as complementary product vendors, are important in order to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. If we are unable to maintain and enhance these existing relationships and develop a similar relationship with other influential companies in our industry, we may have greater difficulty in selling our products or we may not be able to make our products interoperable with complementary design and functional verification products. In some cases these complementary product vendors, such as Cadence Design Systems and Synopsys also offer functional verification software products that are competitive with our products. Because of this competition, they may elect to no longer work with us in our strategic programs or cooperate with our efforts to make our products interoperable with their products. Either of these developments could harm our business and financial prospects.

We depend on a limited number of key personnel, particularly our chief executive officer and our chief technology officer, who would be difficult to replace, and if we lose the services of these individuals or cannot hire additional qualified personnel, our business will likely be harmed.

Our continued growth and success largely depend on the managerial and technical skills of key technical, sales and management personnel. In particular, our business and operations are substantially dependent on the performance of Moshe Gavrielov, our chief executive officer, and Yoav Hollander, our chief technical officer. If Mr. Gavrielov or Mr. Hollander were to leave or become unable to perform services for us, our business would likely be harmed.

Our success also depends, to a substantial degree, upon our ability to attract, motivate and retain other highly qualified personnel. Since the technology associated with functional verification software is at a relatively early stage, there are a limited number of people who have adequate experience in our field. Consequently, we face considerable competition for the services of highly qualified software engineers, functional verification engineers and other research and development employees, as well as for qualified sales and management personnel. Competition for skilled candidates is particularly severe where our operations are based. If we fail to attract, motivate and retain enough skilled employees, our product development efforts may be delayed and the quality of our customer service may decline.

Our recent growth has placed a significant strain on our management systems and resources and our planned future growth may put a similar strain on our management systems and resources and our ability to support our customers.

As we continue to increase the scope of our operations, our headcount continues to grow. Our total number of employees increased from 139 as of December 31, 2000, to 182 as of December 31, 2001. Our productivity, the quality of our products and our customer support may be seriously harmed if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

We expect that any future growth we experience will continue to place a significant strain on our management systems and resources. To manage the anticipated growth of our operations, we will be required to:

•	hire, train, manage and retain additional qualified personnel, especially software engineers and functional verification engineers;

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures; and

•
establish and maintain relationships with additional external sales and marketing channel participants, including those enrolled in our strategic programs such as Pure IP, Verification Alliance and LicenseE.

Our continued expansion in international markets will result in higher personnel costs and could reduce our operating margins due to the higher costs of international sales.

In order to significantly penetrate international markets, we plan to expand our international sales efforts. As we expand our direct international sales organization, we will incur higher personnel costs that may not result in additional revenue. To the extent we rely on independent sales representatives and distributors to expand our international sales channels, we will be exposed to the risk that our revenue may decline if they do not continue to distribute our products. Even if we increase our revenue by increasing international sales, we may not realize corresponding growth in operating margins, due to the higher costs of these sales. Our revenue from customers outside North America represented 26.6% of our total revenue in 1999, 35.5% of our total revenue in 2000 and 33.1% of our total revenue in 2001.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, which may cause the market price of our ordinary shares to decline.

We may not be able to exceed or maintain our historical rates of revenue growth in 2002 or in the future. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time. Any significant decrease in our rate of revenue growth after this offering would likely result in the market price of our ordinary shares to decline because our revenue may fail to meet the expectations of investment analysts and others.

Our products could contain defects, which may reduce sales of those products or result in claims against us.

We develop complex and evolving products designed for use in highly technical environments. Despite testing, errors may be found in our existing or new products. This could result in, among other things, a delay in recognition or loss of revenue, loss of market share or failure to achieve market acceptance. Furthermore, our customers license our products in order to identify design flaws in their system, IC and IP core designs. Design flaws that are not identified can be very costly, both in terms of direct remanufacturing costs and strategic opportunity costs. Although our standard license agreement contains limitations on liability and some warranty disclaimers, we may be subject to material claims by our customers if our products fail to identify design flaws due to actual or alleged defects in our products, particularly in the case of customers that have acquired rights to use our products without signing license agreements. In addition, we cannot be certain that the limitations on liability and warranty disclaimers included in our license agreements are enforceable. Although we maintain general business liability insurance, it would not cover a large product liability claim, so we would be required to pay legal expenses to defend the claim as well as uncovered damages awards resulting from a claim successfully brought against us. In the event of a successful product liability claim made against us, we cannot be certain that we would have financial resources in an amount sufficient to pay the resultant damages award.

We may seek to expand our business through acquisitions or joint ventures that could result in diversion of resources and extra expenses, which could disrupt our business and harm our financial condition.

We completed our first acquisition, of SureFire Verification, Inc., in November 1999. Cadence Design Systems and Synopsys each acquired their functional verification products by acquiring smaller companies that originally developed those products. There are many companies developing point solutions that are complementary to Verisity and consolidation is a common outcome of new technology development in the electronic design automation industry. We may in the future decide to pursue acquisitions of businesses, products and technologies or establish joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology, service or product could divert our management’s time and our resources. Future acquisitions could result in:

•	additional operating expenses without additional revenue;

•	potential dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	write off of goodwill and amortization of other intangibles;

•	research and development write-offs; and

•	other acquisition related expenses.

We may not be able to successfully integrate acquired business or joint ventures with our operations. If any acquisition or joint venture were to occur, we may not receive the intended benefits of the acquisition or joint venture. In addition, future acquisitions may disrupt our operations and our business may suffer.

If we are unable to protect our intellectual property adequately, we will have fewer competitive barriers, which could reduce our revenue.

Our patents, copyrights, trademarks, trade secrets and similar intellectual property are critical to our success. We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, copyright and trade secret laws to protect our proprietary rights. As of February 28, 2002, the United States Patent and Trademark Office, known as the USPTO, has granted four of our patents on various aspects of our technology. We have an additional 14 pending United States patent applications, two pending European patent applications, four pending Patent Cooperation Treaty patent applications, one Israeli patent application and one Japanese patent application. We face the risks that our patent applications may not be allowed, that any patents we hold may be challenged, invalidated or circumvented, and that any claims allowed from our patents will not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of foreign countries may not adequately protect our intellectual property as well as the laws of the United States.

We generally enter into confidentiality or license agreements with our employees, consultants and participants in our strategic programs, and generally seek to control access to our intellectual property and the distribution of our functional verification products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own and the patents we may own in the future. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our products is difficult and expensive. Our means of protecting our proprietary rights may be inadequate. To the extent we fail to adequately protect our intellectual property rights, our competitors would have an easier time competing with us by incorporating aspects of our technology within their products, which could seriously harm our revenue and our ability to become profitable.

Third parties may claim we are infringing upon their intellectual property rights, and we could suffer significant litigation or licensing expenses or be prevented from licensing our technology.

Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that functional verification products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any valid proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation or damage awards;

•	divert our management’s attention and resources;

•	cause product shipment delays; or

•	require us to seek to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

A successful claim of intellectual property infringement against us or our failure or inability to license the infringed or similar technology could seriously harm our business and financial prospects because we would not be able to sell the impacted product without exposing ourselves to litigation risk and damages. Although we maintain general business liability insurance, our coverage does not extend to intellectual property infringement claims, so we would be required to pay legal expenses to defend those claims as well as any damages award resulting from claims successfully made against us. Furthermore, redevelopment of the product so as to avoid infringement could cause us to incur significant additional expense and delay.

If United States tax authorities successfully challenge the structure of our worldwide operations, our tax expense will increase and our ability to attain or maintain profitability will be materially harmed.

We have structured our operations in a manner designed to enable us, if we attain profitability, to benefit from tax incentives and lower income tax rates extended by some countries to encourage investment. If these tax incentives are not renewed upon expiration, if the tax rates applicable to us are rescinded or changed, or if tax authorities successfully challenge the manner in which profits are recognized among our subsidiaries, our taxes would increase and our results of operations, cash flow and debt service ability would be adversely affected. Some of the employees of our United States subsidiary serve as members of our management team. We nevertheless believe that any profits we may generate from our Israeli operations will not be sufficiently connected to the United States to give rise to United States federal or state taxation. However, we cannot be certain that this will be the case, and if the United States federal or state tax authorities were to determine otherwise, such that our Israeli profits become subject to United States federal or state income taxes, our worldwide effective tax rate could increase and our results of operations, cash flow and debt service ability could be materially harmed. The expansion of our operations in North America and Europe may increase our worldwide effective tax rate.

Because we are incorporated in Israel and perform most of our research and development activities there, potential political, economic or military instability in Israel or in the region may harm our business and operations.

We are incorporated under the laws of the State of Israel and our principal research and development facilities and the corporate headquarters of Verisity Ltd. are located in Israel. Continued political and economic instability or armed conflicts in Israel or in the region could directly harm our business and operations.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility has existed in varying degrees and intensity. This state of hostility has led to security and economic problems for Israel. The future of peace efforts between Israel and its Arab neighbors, particularly in light of the recent violence and political unrest in Israel and the rest of the Middle East, remains uncertain and several countries still restrict business with Israel and Israeli companies. These restrictive laws and policies may also materially harm our operating results and financial condition.

Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel’s establishment. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. Our business, operating results and financial condition could be materially harmed by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel.

Some of our executive officers and employees are required to perform military service, and this could force them to be absent, depriving us of their services and our operations may be materially harmed.

Some of our executive officers and employees are obligated to perform annual military reserve duty in the Israeli army and are subject to being called to active duty at any time, which could adversely affect our ability to pursue our planned research and development efforts. We cannot assess the full impact of these requirements on our workforce or business and we cannot predict the effect on us of any expansion or reduction of these obligations. However, in light of the recent violence and political unrest in Israel and the rest of the Middle East, there is an increased risk that a number of our employees could be called to active military duty without prior notice.

Because our revenue is mainly generated in United States dollars and a significant portion of our expenses are incurred in new Israeli shekels, our results of operations may be materially harmed by inflation and currency fluctuations.

We generate most of our revenue in United States dollars or other currencies linked to the dollar, but we incur a significant portion of our expenses, principally salaries and related personnel expenses, in shekels. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the shekel in relation to the dollar or that the timing of any devaluation may lag behind inflation in Israel. If the dollar costs of our operations in Israel increase, our dollar-measured results of operation would be materially harmed.

Our operations also could be materially harmed if we are unable to protect ourselves against currency fluctuations in the future. Accordingly, we may enter into currency hedging transactions to decrease the risk of financial exposure fluctuations in the exchange rate of the dollar against the shekel. These measures, however, may not adequately protect us from material harm due to the impact of inflation in Israel.

The tax benefits we are currently entitled to from the Government of Israel may be reduced or terminated in the future.

Pursuant to the Law for the Encouragement of Capital Investments, the Government of Israel through the Investment Center has granted “approved enterprise” status to a significant portion of our research and development efforts. The portion of our income derived from our approved enterprise program will be exempt from tax for a period of two to four years commencing in the first year in which we have taxable income and will be subject to a reduced tax for a period of three to eight additional years. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions regarding a required amount of investments in fixed assets and a portion of these investments being made with net proceeds of equity capital raised by us as stipulated in applicable law and in the specific certificates of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future. From time-to-time, the Government of Israel has discussed reducing or eliminating the benefits available under the approved enterprise program. It is possible that these tax benefits may not be continued in the future at their current levels or at all.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-22 of this report.

Selected Quarterly Results of Operations

The following table presents our consolidated operating results for each of the eight quarters in the period from January 1, 2000 through December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements an the related notes appearing elsewhere in this Form 10-K.

Our license revenue increased during each quarter in 2000 and during three quarters in 2001 due to a larger number of product licenses sold to our customers reflecting increased market acceptance of our products, as well as from increases in the size and productivity of our sales force. Seasonal factors, which may affect revenue trends, include patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives to our sales force that generally occur in the last quarter of the calendar year.

Our operating results have varied significantly from quarter-to-quarter in the past and may continue to fluctuate in the future. The quarterly fluctuations are caused by a number of factors, including demand for our products and services, size and timing of specific sales, level of product and price competition, timing and market acceptance of new product introductions and product enhancements by us and our competitors, the length of our sales cycle, personnel changes, budgeting cycles of our customers, the impact of our revenue recognition policies, changes in technology and changes caused by the rapidly evolving market for electronic systems and complex ICs. Many of these factors are beyond our control. Therefore, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or attained in any future period.

	Quarter Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
License	$2,316	$2,757	$4,074	$4,938	$5,839	$5,554	$6,525	$7,442
Maintenance	1,026	1,270	1,557	1,886	2,064	2,883	2,956	3,471
Other services	311	262	366	736	643	588	308	464

Total revenue	3,653	4,289	5,997	7,560	8,546	9,025	9,789	11,377
Cost of revenue:
License	63	63	114	168	192	186	179	4
Maintenance	364	432	384	335	367	447	478	399
Other services	69	106	142	252	393	305	226	256

Total cost of revenue	496	601	640	755	952	938	883	659
Gross profit	3,157	3,688	5,357	6,805	7,594	8,087	8,906	10,718
Operating expenses:
Research and development, net	1,822	1,707	1,876	1,924	2,125	2,051	2,216	2,467
Sales and marketing	2,617	3,012	2,483	3,357	3,963	3,883	4,352	4,900
General and administrative	702	896	962	1,357	1,036	1,319	1,306	1,417
Non-cash charges related to equity issuances	202	233	281	194	166	216	110	284

Total operating expenses	5,343	5,848	5,602	6,832	7,290	7,469	7,984	9,068
Operating income (loss)	(2,186)	(2,160)	(245)	(27)	304	618	922	1,650
Other income (expenses), net	88	(32)	51	103	255	466	409	324

Net income (loss) before income taxes	(2,098)	(2,192)	(194)	76	559	1,084	1,331	1,974
Provision for income taxes					29	56	66	99

Net income (loss)	$(2,098)	$(2,192)	$(194)	$76	$530	$1,028	$1,265	$1,875

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2002 Annual Meeting of Shareholders’, to be filed by us within 120 days of the end of our fiscal year pursuant to general instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this report and certain other information required by this item is incorporated by reference from the section captioned “Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

We have revised our Insider Trading Policy to allow our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our shares by an independent party (such as an investment bank) that is not aware of material inside information at the time of the trade. As of October 2001, all our officers had adopted Rule 10b5-1 trading plans. We believe that our directors and officers may establish or extend such programs.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Record date; Outstanding Shares” contained in the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

A.1)   Financial Statements and report of Ernst & Young LLP. Independent Auditors

A.2)  Financial Statements Schedules

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is not included in the consolidated financial statements, including the notes thereto.

B)  Report on Form 8-K

No report on Form 8-K was filed during the quarter ended December 31, 2001.

C)   Exhibits

Number	Description
3.1*	Articles of Association, as amended.

3.2*	Amendment to the Articles of Association.

3.3*	Form of Amended and Restated Articles of Association.

3.4*	Memorandum of Association, as amended.

4.1*	Form of Share Certificate.

4.3*	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.

4.4*	Warrant to Purchase up to an Aggregate of 19,551 Series D Preferred Shares.

10.1*	Loan Modification Agreement dated as of December 30, 1999, by and between Verisity Design, Inc. and Silicon Valley Bank.

10.2*	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.

10.3*	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.

10.4*	Lease Agreement dated as of July 29, 1997 by and between Mifalei Locky, 1’Bniya Ltd. and Verisity Ltd.

10.5*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.

10.6*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.

10.7*	License by and between Chancery Court Business Center Ltd. and Verisity Design, EURL, effective as of August 1, 2000.

10.8*	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.

Number	Description
10.9*	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.

10.10*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.11*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.12	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.

10.13*	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.

10.14*	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.

10.15*	Letter Distributor Agreement dated as of December 1, 1998 by and between Verisity Design, Inc. and Integrated Systems Scandinavia AB.

10.16*	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.

10.17*	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.

10.18*	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.

10.19*	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.

10.20*	Secured Promissory Note from Moshe Gavrielov to Verisity Design, Inc. dated March 23, 1998.

10.21*	Form Software License Agreement.

10.22*	Form of Indemnification Agreement between Verisity Ltd. and its officers and directors.

10.23*	Share Restriction Agreement effective as of March 23, 1998 by and between Verisity Ltd. and Moshe Gavrielov.

10.24*	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.

10.25*	Verisity Ltd. 2000 U.S. Share Incentive Plan, form of Option Agreement for 2000 U.S. Share Incentive Plan and form of Option Agreement for outside directors under 2000 U.S. Share Incentive Plan.

10.26*	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.

10.27*	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.

10.28*	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.

10.29*	1997 Israel Share and Stock Option Incentive Plan.

10.30*	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.

10.31*	Verisity Ltd. 2000 Employee Share Purchase Plan.

Number	Description

10.32*	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.33*	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.34*	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.

10.35*	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.

10.36*	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.

10.37*
Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.

10.38*	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39*	Verisity Ltd. 2000 Directed Share Plan.

10.40*	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.

10.41*	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42*	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

21.1*	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD.

By:	/S/ MOSHE GAVRIELOV
Moshe Gavrielov
Chief Executive Officer

Date:    March 22, 2002

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Verisity Ltd., hereby severally constitute and appoint Moshe Gavrielov or Charles Alvarez, as true and lawful attorneys-in-fact and agent, with full power to each of them, to sign for us and in our names in the capacities indicated bellow, any and all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Verisity Ltd. to comply with provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ MOSHE GAVRIELOV Moshe Gavrielov	Chief Executive Officer and Director	March 22, 2002

/S/ YOAV HOLLANDER Yoav Hollander	Chief Technical Officer and Director	March 22, 2002

/S/ CHARLES ALVAREZ Charles Alvarez	Vice President of Finance and Administration, Chief Financial Officer and Secretary	March 22, 2002

/S/ MICHAEL MCNAMARA Michael McNamara	Senior Vice President of Technology and Director	March 22, 2002

/S/ PIERRE LAMOND Pierre Lamond	Director	March 22, 2002

/S/ TALI ABEN Tali Aben	Director	March 22, 2002

/S/ AMOS WILNAI Amos Wilnai	Director	March 22, 2002

/S/ ZOHAR ZISAPEL Zohar Zisapel	Director	March 22, 2002

VERISITY LTD.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Verisity Ltd.

We have audited the accompanying consolidated balance sheets of Verisity Ltd. as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verisity Ltd. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 15, 2002

VERISITY LTD.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$18,388	$58,488
Short-term investments	387	—
Accounts receivable	7,854	8,498
Prepaid expenses and other current assets	3,837	2,511

Total current assets	30,466	69,497
Property and equipment, net	1,623	2,112
Other assets	198	229

Total assets	$32,287	$71,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank loan	$265	$—
Accounts payable	902	468
Accrued compensation	3,485	4,574
Deferred revenues	16,989	26,694
Other current liabilities	2,302	2,991

Total current liabilities	23,943	34,727
Accrued severance pay, net	149	184
Long-term portion of deferred revenues	3,110	2,397
Long-term portion of capital lease obligations	10	13

Commitments and Contingencies

Shareholders' equity:
Convertible preferred shares, issuable in series, par value NIS 0.01 per share; 14,484,576 and nil shares authorized at December 31, 2000 and 2001, respectively; 6,056,076 and nil shares issued and outstanding at December 31, 2000 and 2001, respectively; at amounts paid in	21,591	—
Special preferred shares, issuable in series, par value NIS 0.01; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, par value NIS 0.01; 35,515,424 and 95,000,000 shares authorized at December 31, 2000 and 2001, respectively; 8,663,594 and 19,087,246 shares issued and outstanding at December 31, 2000 and 2001, respectively; at amounts paid in	6,599	52,501
Deferred share compensation	(853)	(470)
Shareholders' loans	(252)	(202)
Accumulated deficit	(22,010)	(17,312)

Total shareholders' equity	5,075	34,517

Total liabilities and shareholders' equity	$32,287	$71,838

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	1999	2000	2001
Revenue:
License	$7,409	$14,085	$25,360
Maintenance	2,988	5,739	11,374
Other services	1,080	1,675	2,003

Total revenue	11,477	21,499	38,737
Cost of revenue:
License	196	408	561
Maintenance	1,493	1,515	1,691
Other services(1)	218	569	1,180

Total cost of revenue	1,907	2,492	3,432

Gross profit	9,570	19,007	35,305

Operating expenses:
Research and development, net	4,940	7,329	8,859
Sales and marketing	8,790	11,469	17,098
General and administrative	3,070	3,917	5,078
Non-cash charges related to equity issuances(1)	191	910	776

Total operating expenses	16,991	23,625	31,811

Operating income (loss)	(7,421)	(4,618)	3,494
Interest income	395	347	1,447
Interest expense and other income, net	(110)	(137)	7

Net income (loss) before income taxes	(7,136)	(4,408)	4,948
Provision for income taxes	—	—	250

Net income (loss)	$(7,136)	$(4,408)	$4,698

Basic earnings per share:
Basic net income (loss) per ordinary share	$(1.34)	$(0.64)	$0.31

Number of shares used in per share calculation	5,311,149	6,869,695	15,356,439

Diluted earnings per share:
Diluted net income (loss) per ordinary share	$(1.34)	$(0.64)	$0.24

Number of shares used in per share calculation	5,311,149	6,869,695	19,632,093

(1) Non-cash charges related to equity issuances include the following:

	Year Ended December 31,
	1999	2000	2001
Cost of other services revenue		$23	$14

Research and development, net	$3	$218	$182
Sales and marketing	24	331	290
General and administrative	164	361	304

Total included in operating expenses	$191	$910	$776

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Convertible Preferred Shares		Ordinary Shares		Deferred Compensation	Shareholders' Loans	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 1999	4,983,756	$10,861	7,244,847	$3,204	$(146)	$(202)	$(10,466)	$3,251
Issuance of Series D convertible preferred shares, net of issuance cost	1,672,320	11,465						11,465
Conversion of convertible preferred shares for ordinary shares	(600,000)	(735)	600,000	735				—
Issuance of ordinary shares			183,256	495				495
Issuance of ordinary shares upon exercise of options			90,640	16				16
Repurchase of restricted ordinary shares			(62,343)					—
Deferred share compensation related to grants of options to employees				450	(450)			—
Compensation related to grant of options to sales representatives				14				14
Amortization of deferred share compensation					177			177
Net loss							(7,136)	(7,136)

Balance at December 31, 1999	6,056,076	21,591	8,056,400	4,914	(419)	(202)	(17,602)	8,282
Issuance of ordinary shares in exchange for a promissory note			142,500	50		(50)		—
Issuance of ordinary shares upon exercise of options			464,694	194				194
Deferred share compensation related to grants of options to employees				1,339	(1,339)			—
Amortization of deferred share compensation					905			905
Compensation related to grant of options to sales representatives and distributors				102				102
Net loss							(4,408)	(4,408)

Balance at December 31, 2000	6,056,076	21,591	8,663,594	6,599	(853)	(252)	(22,010)	5,075
Partial payment of a promissory note						50		50
Cashless conversion of warrants to preferred shares	14,934							—
Conversion of convertible preferred shares for ordinary shares	(6,071,010)	(21,591)	6,071,010	21,591				—
Issuance of ordinary shares in connection with initial public offering, net of issuance costs			3,835,250	22,333				22,333
Issuance of ordinary shares upon exercise of options			377,483	441				441
Issuance of ordinary shares under employees share purchase plan			139,909	848				848
Deferred share compensation related to grants of options to employees				301	(301)			—
Amortization of deferred share compensation					684			684
Compensation related to grant of options to sales representatives and distributors				388				388
Net Income							4,698	4,698

Balance at December 31, 2001	—	$—	19,087,246	$52,501	$(470)	$(202)	$(17,312)	$34,517

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$(7,136)	$(4,408)	$4,698
Adjustments to reconcile net income ( loss) to net cash provided by (used in) operating activities:
Depreciation	662	758	911
Non-cash charges related to equity issuances	191	1,007	1,072
Changes in operating assets and liabilities:
Accounts receivable	(1,369)	(3,330)	(644)
Prepaid expenses and other current assets	569	(3,372)	1,326
Accounts payable	79	574	(434)
Other current liabilities and accrued compensation	905	2,867	1,792
Accrued severance pay, net	12	86	35
Deferred revenue	2,559	14,711	8,992

Net cash provided by (used in) operating activities	(3,528)	8,893	17,748

Cash flows used in investing activities:
Purchases of property and equipment	(804)	(790)	(1,392)
Selling (Purchases) of short-term investments, net	—	(387)	387
Other assets	(33)	(63)	(39)

Net cash used in investing activities	(837)	(1,240)	(1,044)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of preferred shares	11,465	—	—
Net proceeds from issuance of ordinary shares	511	194	23,622
Repayment of Shareholders' loan	—	—	50
Repayment of bank loan	(221)	(264)	(265)
Payments under capital lease obligations	(3)	(6)	(11)

Net cash provided by (used in) financing activities	11,752	(76)	23,396
Net increase in cash and cash equivalents	7,387	7,577	40,100
Cash and cash equivalents at beginning of the year	3,424	10,811	18,388

Cash and cash equivalents at end of the year	$10,811	$18,388	$58,488

Supplemental disclosure of cash-flow information
Interest paid during the year	$67	$48	$16

Non cash investing and financing activities
Exchange of preferred shares for ordinary shares	$735	$—	$21,591
Ordinary shares issued for shareholder’s loan	$—	$50	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Verisity Ltd. was incorporated under the laws of Israel in September 1995 and commenced operations in January 1996. Verisity Ltd., together with its wholly owned subsidiaries (together, the “Company” or “Verisity”) develop, market, and support software which provides systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Verisity Ltd. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are presented in United States (“U.S.”) dollars. Substantially all of the Company’s sales are made in U.S. dollars. In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency. The par value of the Company’s shares is stated in new Israeli shekels (“NIS”).

In November 1999, the Company completed its merger with SureFire Verification, Inc. (“SureFire”), in which SureFire was merged into the Company. SureFire was founded in April 1996. SureFire developed and marketed software which provides systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs. The merger was accounted for using the pooling-of-interests method (see Note 3).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short maturity of these instruments. The recorded balance of capital lease obligation approximates fair value as interest is incurred at a variable market rate.

Revenue Recognition

License revenue is comprised of perpetual and time-based license fees which are primarily derived from contracts with corporate customers. For each sale, the Company defers the recognition of revenue until persuasive evidence of an agreement has been received, delivery of the product and license key has occurred, the fee is fixed or determinable, collectibility is probable, and there are no remaining obligations by the Company. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. The Company’s standard payment recognition terms currently range from “net 30 days” to “net 90 days” for domestic and international customers. The Company does not currently offer, has not offered in the

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

past, and does not expect to offer in the future, extended payment term arrangements. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

For perpetual licenses, once all of the above conditions have been met, the Company recognizes license revenue based upon the residual method after all elements which do not have “VSOE” other than maintenance have been delivered as prescribed by Statement of Position, or SOP No. 98-9, “Modification of SOP No. 97-2, “Software Revenue Recognition with Respect to Certain Transactions,” as vendor-specific objective evidence of fair value (“VSOE”) for the delivered elements does not exist.

In certain instances, the Company enters into arrangements consisting of staggered delivery of multiple elements. As VSOE of fair value does not exist for these products and delivery of the product and license key has not occurred, the Company defers revenue on these arrangements until delivery has occurred.

Sales to international distributors are recognized when the international distributor has sold the product to the end user. The international distributors do not have a right to return unsold product.

Maintenance revenue is derived from support arrangements. Maintenance arrangements provide technical customer support and the right to unspecified upgrades on an if-and-when-available basis. In accordance with paragraph 10 of SOP 97-2, “Software Revenue Recognition,” VSOE of fair value of maintenance is determined based on the price charged for the maintenance element when sold separately. The maintenance term is typically one year in duration and maintenance revenue is recognized ratably over the maintenance term.

Other services revenue is comprised of revenue from consulting fees and training. For perpetual licenses, consulting and training revenue is deferred and recognized when the services are provided to the customer based on VSOE of fair value of these services. Verisity’s policy is to recognize software license revenue when these associated services are not essential to the functionality of the product. To date, these services have not been essential to the functionality of the product. VSOE of fair value of consulting fees and training is determined by reference to the price the customer will be required to pay when the services are sold separately, which is based on the price history the Company has developed for separate sales of these services. The consulting and training services meet the criteria set forth in paragraph 65 of SOP 97-2 for separate accounting.

Time-based licenses of less than 24 months in duration include maintenance. VSOE of fair value does not exist for the related support arrangement as maintenance is not offered separately for such arrangements. In these cases, the Company recognizes the license and maintenance revenue ratably over the period of each arrangement.

In certain cases, the Company enters into arrangements consisting of time-based licenses of less than 24 months in duration (which includes maintenance) and consulting or training services. The term of the arrangement is longer than the period over which the consulting or training services are delivered as these services are generally provided at the time of delivery. The Company recognizes revenue from such arrangements on a straight-line basis over the arrangement term.

Customers are billed when there is a contractual right to do so under the terms of the respective arrangement. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Substantially all of the Company’s total revenue is derived from the sales of licenses of its functional verification products and related maintenance and other services.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company accounts for employee share option grants in accordance with Accounting Principles Board Opinion, or APB, No. 25 “Accounting for Employee Stock Issued to Employees.” Under APB 25, when the exercise price of share options granted to employees equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. The Company has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” The effect of applying the fair value method of SFAS 123 to the Company’s options results in net income (loss) that is not materially different from the amounts reported.

Any deferred share compensation calculated according to APB 25 is amortized over the vesting period of individual options, generally four years, using the graded method.

All share-based awards to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees, for Acquiring, or in Conjunction with Selling Goods or Services.”

Research and Development

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

Research and development costs have been reduced by related grants obtained or accrued for from programs sponsored by the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade, known as OCS. See Note 8.

Foreign Currency Transactions

Monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, at the date of purchase, to be cash equivalents.

The fair market value of cash equivalents, short-term and long-term debt investments represents the quoted market prices at the balance sheet dates and approximate carrying value. Cash and cash equivalents are categorized as follows (in thousands):

	December 31,
	2000	2001
	(in thousands)
Money market funds	$6,138	$29,877
Bank deposits	3,295	3,016
US government securities	8,955	25,595

Cash and cash equivalents	$18,388	$58,488

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Investments

Short-term investments typically consist of certificates of deposits maturing in more than three months but less than one year. The Company had no short-term investments at December 31, 2001.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years, or the life of the lease, whichever is shorter.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and trade accounts receivable. Most of the Company’s cash and cash equivalents are held at high quality financial institutions in the United States.

The accounts receivable of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the U.S., Europe, Israel and Eastern Asia. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. As of December 31, 2000, and 2001 the allowances for doubtful accounts were nil.

In 1999, 2000, and 2001, no customer accounted for greater than 10% of total revenue.

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Advertising Expenses

Advertising expenses are charged to the statement of operations as incurred. Advertising expenses were immaterial for all periods presented.

Comprehensive Loss

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” The Company has no items of other comprehensive loss in any of the periods presented and, therefore, net loss equals total comprehensive loss for all periods.

Segment Information

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not effect results of operations or financial position, as the Company operates in one industry segment.

Earnings and Net Loss Per Share

Basic and diluted net loss per share are presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” for all periods presented.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings (loss) per share is computed based on the weighted-average number of ordinary shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of ordinary shares and other dilutive securities. See also “Earnings and loss per share” note below.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company did not complete any business combinations through the year ended December 31, 2001, and as a result these standards are not expected to have a material impact on our financial position or operating results.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on the Company’s financial position or results of operations.

2.    INITIAL PUBLIC OFFERING

On March 26, 2001, the Company completed its initial public offering in which the Company sold 3,335,000 ordinary shares at $7.00 per share. The net proceeds the Company received from this offering after deducting underwriting discounts were approximately $21.7 million. All preferred shares were converted into ordinary shares on a share for share basis on the first day that the ordinary shares began trading on the Nasdaq National Market, which was March 21, 2001.

In April 2001, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 500,250 ordinary shares at $7.00 per share, the initial public offering price of the ordinary shares. The net proceeds received after deducting underwriting discounts were approximately $3.3 million.

3.    BUSINESS COMBINATION

During October 1999, Verisity entered into an agreement with SureFire pursuant to which SureFire was merged into the Company and Verisity exchanged, on November 30, 1999, 2,948,861 of its ordinary shares for all of the outstanding common and preferred shares of SureFire. Substitute SureFire options were also exchanged for Verisity’s options. In connection with the merger, certain of Verisity’s preferred shareholders exchanged 600,000 voting preferred shares for 600,000 ordinary shares.

The merger with SureFire was accounted for using the pooling-of-interests method, in conformity with the requirements of Accounting Principles Board Opinion, or APB, No. 16, “Business Combinations,” and the related published interpretations of the American Institute of Certified Public Accountants and the Financial Accounting Standards Board.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the pooling-of-interests method, the Company’s consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of SureFire. No significant adjustments were required to conform the accounting policies of the Company and SureFire.

Certain results of operations data for the separate companies and the combined amounts presented in the consolidated financial statements were as follows:

Year Ended December 31, 1999
(in thousands)
Revenue :
Verisity	$10,564
SureFire	913

$11,477

Net Loss :
Verisity	$5,724
SureFire	1,412

$7,136

4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2000	2001
	(in thousands)
Computers, software and peripheral equipment	$2,308	$3,436
Office equipment and furniture and fixture	1,039	1029
Leasehold improvments	262	483

	3,609	4,948
Less accumulated depreciation	(1,986)	(2,836)

Property and equipment, net	$1,623	$2,112

5.    BANK LOAN

The Company has unused lines of credit with a bank for an aggregate amount of $2,000,000. Borrowings under the lines of credit are secured by goods and equipment, working capital and intangible assets and bear interest at the bank’s prime rate or 4.75% at December 31, 2001. No amounts were outstanding under the lines of credit as of December 31, 2000, and 2001.

In February 1998, the Company entered into a $750,000 equipment line of credit. In March 1999, the line was converted into a three-year term loan bearing interest. The loan was fully repaid during 2001.

The Company’s long-term debt obligations contain financial covenants that must be maintained to avoid acceleration of amounts owed. Maintaining such covenants may restrict the Company’s ability to pay dividends. The Company was in compliance with these covenants at December 31, 2001.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    DEFERRED REVENUE

Deferred revenue consists of the following elements :

	December 31,
	2000	2001
	(in thousands)
Time-base licenses	$6,111	$10,617
Transactions with staggered deliveries of multiple elements	8,884	11,096
Maintenance	5,104	7,378

	20,099	29,091
Less: long-term portion of deferred revenue	(3,110)	(2,397)

	$16,989	$26,694

7.    ACCRUED SEVERANCE PAY

Under Israeli law, the Company is required to make severance payments to dismissed employees and to employees leaving employment under certain circumstances. This liability is calculated based on the years of employment for each employee in accordance with the “severance pay laws.” The Company’s liability for required severance payments is covered by funding into approved severance pay funds, insurance policies and by an accrual.

Severance expenses for the years ended December 31, 2001, 2000 and 1999 were $359,000, $314,000 and $239,000, respectively.

8.    COMMITMENTS AND CONTINGENCIES

Research Grants

The Company has participated in programs sponsored by the Israeli Government, to the office of the chief scientist (“OCS”), for the support of research and development activities. Through December 31, 2001, the Company had obtained or accrued for grants from the OCS aggregating $2,136,000 for participation in a number of research and development projects. The terms of the grants from the OCS restrict the transfer of technology developed by the Company. The Company was obligated to pay royalties to the OCS, amounting to 3.0-3.5% of the sales of the products and other related revenues from products or technologies developed out of such projects, up to an amount equal to 100% of the grants received, plus interest on the unpaid amount received after January 1, 1999, based on the 12-month LIBOR rate applicable to dollar deposits.

Through December 31, 2001, the Company had fully paid the royalties to the OCS in the aggregate amount of $2,199,000 including interest. Royalty expense is included in cost of revenues.

Guarantees

As of December 31, 2001, the Company had bank guarantees in connection with leases totaling $275,000.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

Future minimum payments under noncancelable operating lease agreements at December 31, 2001 are as follows:

Operating Leases
(in thousands)
Year ending December 31 :
2002	$1,025
2003	1,019
2004	301
2005	238
2006 and thereafter	139

$2,722

Rent expense was approximately $1,150,000, $853,000 and $705,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company also had $9,000 under capital leases to be paid in 2002 and $10,000 to be paid in 2003 and thereafter.

9.    SHAREHOLDERS’ EQUITY

Convertible Preferred Shares

All preferred shares were converted into ordinary shares and class B ordinary shares at the time of the Company’s initial public offering (“IPO”), which took place in March 2001. Since then the ordinary shares have been traded on the Nasdaq National Market in the United States.

Ordinary Shares

Ordinary shares consist of the following:

	Ordinary shares Authorized at December 31, 2001	Ordinary shares Issued and Outstanding at December 31,
		2000	2001
Ordinary Shares	91,222,534	8,663,594	17,949,011
Class B ordinary shares	3,777,466		1,138,235

	95,000,000	8,663,594	19,087,246

Each ordinary share (other than each Class B ordinary share which has no voting rights) is entitled to one voting right.

Warrants

In 1996, in connection with the Series A3 equity financing, the Company issued a warrant to an investor to purchase 18,150 Series A3 convertible preferred shares of the Company at an exercise price of $1.24 per share. This Series A3 warrant was converted, in a cashless exercise, into 14,934 ordinary shares in the Initial Public Offering (“IPO”).

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1999, the Company issued two warrants to purchase an aggregate of 65,169 Series D convertible preferred shares at $7.37 per share to an investment banking firm and its affiliate as partial compensation for services with respect to the Company’s private placement of Series D preferred shares. Upon completion of the IPO, the Series D warrants became exercisable for the Company’s ordinary shares. The Series D warrants may be exercised, in whole or in part, on one or more occasions, until the earlier of five years or the sale of substantially all of the assets or shares of the Company.

Shareholders’ Loans

In January 2000, the Company granted a loan to one of its employees evidenced by a full recourse promissory note in the amount of $50,000 used to purchase ordinary shares. The note bore interest at the applicable U.S. Federal short- term rate. The loan was fully repaid during 2001.

Restricted Shares

During 1998, the Company issued 671,938 restricted ordinary shares to an officer at fair market value in exchange for a full recourse secured promissory note of $202,000. Interest is paid annually at a rate of 5.59%. The note is due on March 31, 2002.

Restricted shares are ordinary shares subject to a right of repurchase in favor of the Company, through its subsidiary, which right lapses as the shares vest over a period of four years from the date of grant, where 1/4th of the shares vest after one year and an additional 1/48th of the shares will vest each month thereafter, as long as the holder continues to be an employee of the Company, subject to certain acceleration events. At December 31, 2001, 41,996 shares remained subject to this repurchase right.

Share Option Plans

In July 1997, the Company adopted the 1996 U.S. Stock Option Plan (the “U.S. Plan”). Under the U.S. Plan, options to purchase ordinary shares may be granted at no less than 85% of the fair value on the date of the grant (110% of fair value to 10% shareholders), as determined by the board of directors. Unless otherwise decided by the board of directors, 1/4th of the options will vest, or become exercisable, one year from the date of grant and an additional 1/48th of the options will vest each month thereafter as long as the holder continues to be an employee, director or consultant of the Company. In the event of a change in control of the Company by way of acquisition of the Company’s assets or shares, or through a merger, in which the acquiring party is unwilling to either assume outstanding options or grant comparable options in substitution thereof, the vesting of a certain portion of the unvested shares will be accelerated. The options have a maximum term of 10 years.

In 1996, the Company established a trust into which 1,260,000 issued shares were deposited for future release to employees through option grants. In May 1998, the Company adopted its 1997 Israel Share and Stock Options Incentive Plan (the “Israeli Plan”), under which the Company is authorized to grant incentive share options to officers and employees from the shares held in the trust. Options granted under the Israeli Plan contain substantially the same terms as those of the Company’s other option plans and vest over a period of four years from the date of grant where 1/4th of the options will vest after one year and an additional 1/48th of the options will vest each month thereafter. The options under the Israeli Plan expire in December 2007. As of December 31, 2000, 61,438 shares had been transferred from the trust upon the exercise of options by employees and 1,198,562 shares remained in the trust. As of December 31, 2001, 580,122 shares had been transferred from the trust upon exercise of options by employees and 679,878 shares remained in the trust. Option activity under the Israeli Plan is reflected in the accompanying disclosures of the Company’s aggregate option activity.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, the Company adopted its 1999 Israel Share Option Plan (the “1999 Israel Plan”) and its 1999 Share Incentive Plan (the “1999 Share Incentive Plan”). Options granted under the 1999 Israel Plan and under the 1999 Share Incentive Plan generally expire 10 years from the date of grant.

In 1998, the Company granted 70,000 options to purchase ordinary shares at par value to its employees. The Company recorded $117,000 in 1998 as deferred share compensation to be amortized using the straight-line method over the vesting period of the options, generally four years. All other options have been granted to employees at fair market value.

In August 2000 the board of directors adopted the 2000 U.S. share incentive plan which authorizes the board of directors or its designated committee to issue up to 1,780,000 ordinary shares to employees, directors or consultants as incentive stock options, nonstatutory share options or share purchase rights under terms similar to the Company’s existing option plans.

In September 2000, the board of directors adopted the 2000 employee share purchase plan which became effective upon the closing of the initial public offering of the Company’s ordinary shares. The 2000 employee share purchase plan will remain in effect for 10 years, unless terminated by the board of directors at an earlier date. Initially, the Company has reserved 1,000,000 shares for issuance under this plan, subject to annual increases based on the number of shares issued under the plan in the previous calendar year.

In October 2000, the board of directors adopted the Verisity Ltd. directed share plan 2000 which became effective upon the initial public offering by the Company of its ordinary shares. This plan enabled the Company’s employees and selected non-employees to purchase a fixed number of shares from the underwriters on the date of the Offering at the initial public offering price. To participate in the directed share plan 2000, an employee in Israel or the United States must have been employed by the Company on October 10, 2000 and continue to be an employee on the date of the Offering. Approximately 113,000 shares were purchased by employees and selected non-employees under the plan.

In October 2000, the Company’s shareholders approved the grant of 180,000 share options to the Company’s current directors under the Company’s 2000 U.S. share incentive plan for their service on the board of directors. These options were issued and began vesting on the date of the initial public offering, and 1/42nd of these options will vest, or become exercisable each month thereafter. These options have an exercise price equal to the initial public offering price, $7.00, and will have a maximum term of ten years.

In December 2000, the board of directors adopted the 2000 Israeli share option plan. The Company has reserved 700,000 shares for issuance under this plan.

In July 2001, the board of directors adopted share option sub-plans for Germany and France and a proposed plan for the United Kingdom. The UK plan requires governmental approval before any grants can be made under that plan.

As of December 31, 2001, the Company had reserved an aggregate number of 2,055,176 ordinary shares for future issuance under its share option plans and share purchase plan.

Pro forma information regarding net loss and net loss per share is required by SFAS 123. The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted- average assumptions for 2001: risk-free interest rates of approximately 3.8%; a dividend yield of 0%; volatility of 80% and a weighted-average expected life of the option of three years.

Pro forma information regarding net loss and net loss per share for 1999 and 2000 were estimated using the minimum value method option pricing model with the following weighted-average assumptions: risk-free interest rates of approximately 6.0%; a dividend yield of 0% and a weighted-average expected life of the option of three years.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

For purposes of pro forma SFAS 123 disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods.

The Company’s pro forma information follows:

	Year ended December 31,
	1999	2000	2001
Net Income (loss) (in thousands) :
As reported	$(7,136)	$(4,408)	$4,698
Pro forma	$(7,227)	$(5,356)	$1,350
Basic net income (loss) per share :
As reported	$(1.34)	$(0.64)	$0.31
Pro forma	$(1.36)	$(0.78)	$0.09
Diluted net income (loss) per share :
As reported	$(1.34)	$(0.64)	$0.24
Pro forma	$(1.36)	$(0.78)	$0.07

A summary of activity under the Company’s share option plans and restricted share arrangements is as follows:

	Shares Available For Grant	Number of Outstanding Options	Price Per Share(1)	Weighted-Average Exercise Price Per Share
Balance at January 1, 1999	740,822	2,317,667	$0.00-$ 0.60	0.15
Options granted	(795,323)	795,323	0.60-1.10	0.74
Options exercised		(98,746)	0.21-0.60	0.32
Options cancelled	146,789	(146,789)	0.21-0.75	0.43
Restricted shares repurchased	62,343		0.00	0.00

Balance at December 31, 1999	154,631	2,867,455	0.00-1.10	0.35
Additional shares authorized	3,500,000
Options granted	(1,481,600)	1,481,600	2.80-8.00	4.00
Options exercised		(664,694)	0.00-0.90	0.37
Options cancelled	225,001	(225,001)	0.00-6.00	1.75
Restricted shares repurchased

Balance at December 31, 2000	2,398,032	3,459,360	0.00-8.00	1.82
Additional shares authorized
Options granted	(1,430,604)	1,430,604	0.00-19.02	9.69
Options exercised		(860,167)	0.00-8.00	0.51
Options cancelled	227,657	(227,657)	0.00-19.02	4.68

Balance at December 31, 2001	1,195,085	3,802,140	$0.00-$19.02	$4.90

(1)	$0.00 price per share represents an actual price equal to the par value of the ordinary shares (approximately $0.0025).

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for options outstanding as of December 31, 2001 and the weighted average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable at December 31, 2001	Weighted Average Exercise Price
$ 0.00–$ 0.25	529,861	$0.01	6.85	524,130	$0.01
$ 0.30–$ 0.49	75,446	$0.45	6.60	73,071	$0.45
$ 0.60–$ 0.75	397,434	$0.64	7.00	268,078	$0.63
$ 0.90–$ 1.10	243,595	$1.08	7.91	116,346	$1.08
$ 2.80–$ 3.00	681,836	$2.80	8.05	317,152	$2.80
$ 3.80–$ 4.00	214,771	$3.87	8.32	84,934	$3.87
$ 6.00–$ 8.00	1,192,197	$7.50	8.99	131,728	$6.86
$ 8.20–$12.10	132,000	$10.20	9.52
$13.00–$15.67	270,500	$14.15	9.70
$17.10–$19.02	64,500	$18.61	9.41

	3,802,140	$4.90	8.24	1,515,439	$1.62

Non-Cash Charges Related to Equity Issuances

During the years ended December 31, 1999, 2000, and 2001, the Company recorded deferred share compensation of $450,000, $1,339,000 and $301,000, respectively, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of shareholders’ equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The Company recorded amortization of deferred share compensation of $177,000 for the year ended December 31, 1999, $905,000 for the year ended December 31, 2000, and $684,000 for the year ended December 31, 2001.

During the years ending December 31, 1999 and 2000 the Company granted ordinary share options to non-employees in consideration for services at exercise prices that range from the par value of the shares (approximately $0.0025) to $2.80 per share. These options are included in the option tables disclosed above. The Company measures the fair values of the non-employee share options following the Black-Scholes model using a risk free interest rate of approximately 6%, an expected life of nine years, a dividend yield of 0%, and an expected volatility of the Company’s ordinary shares of 80%.

The options granted to non-employees in 1999 were for one-time services and were fully vested upon issuance. The Company recognized $14,000 in expense in connection with these options for the year ended December 31, 1999.

During 2000, the Company granted a total of 62,000 options to non-employees that were subject to performance-based milestones to be achieved by December 31, 2000, in order for the options to begin vesting. The performance milestones were not achieved on 7,000 of the options and the Company rescinded these options. The performance milestones were achieved with respect to 55,000 options and therefore the Company periodically remeasures the fair value of these options over the vesting period (that is, four years), which is the same as the performance period, and recognizes the expense as the required services are provided. In 2000 and 2001, the Company recognized $28,000 and $106,000, respectively, in non-employee share compensation expense regarding 15,000 options previously granted to a sales representative. In addition, the Company reduced

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue in 2000 and 2001 by $74,000 and $282,000, respectively, in connection with 40,000 of such options previously granted to a distributor of the Company’s products. At December 31, 2001, the fair value of the unvested options granted to distributors and to the sales representatives were $356,000 and $134,000, respectively.

Capital Structure

In October 2000, the Company’s shareholders approved the Company’s Amended and Restated Articles of Association that became effective on March 21, 2001. The Company’s capital structure was also changed on March 21, 2001, to increase the authorized ordinary shares to 91,222,534 and Class B ordinary shares to 3,777,466 and to authorize 5,000,000 special preferred shares. Each class of shares has a par value of NIS 0.01 per share.

10.    EARNINGS AND LOSS PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	1999	2000	2001
Net income (loss)	$(7,136)	$(4,408)	$4,698

Shares used in computing basic net income (loss) per ordinary share	5,311	6,870	15,356
Effect of conversion of preferred shares prior to IPO	—	—	1,328
Weighted-average number of ordinary shares under the treasury method	—	—	2,829
Weighted-average number of ordinary shares subject to repurchase	—	—	119

Shares used in computing diluted net income (loss) per ordinary share	5,311	6,870	19,632

Diluted net income (loss) per ordinary share	$(1.34)	$(0.64)	$0.24

During the periods presented, the Company had securities outstanding which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Potential ordinary shares excluded from the earnings per share calculation because they were antidilutive totaled 8,791,242, 9,083,452 and 107,310 for the years ended December 31, 1999, 2000 and 2001, respectively. These potential ordinary shares are related to unvested restricted shares, share options and convertible preferred shares.

11.    INCOME TAXES

Pretax income (loss) from foreign operations (non-Israeli) was approximately ($2,091,000) in 1999, $815,000 in 2000 and $630,000 in 2001.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Current tax expenses:
Israel	$—	$—	$—
U.S. federal and state	—	—	176
Other foreign	—	—	74

	—	—	250
Deferred tax expenses
Israel	—	—	—
U.S. federal and state	—	—	—
Other foreign	—	—	—
	—	—	—

Provision for income taxes	$—	$—	$250

Deferred tax assets and liabilities reflect the tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2000	2001
	(in thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$1,300	$1,600
Other foreign net operating loss carryforwards	100	300
U.S. federal and state credit carryforwards	400	500
Other, net	500	500

Total deferred tax assets	2,300	2,900
Valuation allowances for deferred tax assets	(2,300)	(2,900)

Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets includes approximately $500,000 attributable to share option deductions, the benefit of which will be credited to equity when realized.

The reconciliation between the Company’s effective tax rate and the Israeli statutory rate is as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Pretax income (loss)	$(4,064)	$(5,274)	$5,154
Statutory Israeli rate	36%	36%	36%
Expected tax (benefit)	(1,463)	(1,899)	1,855
Realization of previously unbenefited losses			(1,629)
Losses not currently benefited	1,463	1,899
Other immaterial items			24

Provision for income taxes	$—	$—	$250

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israeli Income Taxes

Verisity’s two investment programs have been granted the status of “Approved Enterprise” by the Israeli government under the law for the Encouragement of Capital Investments, 1959 (the “Law”) in 1996 and 1998. Israeli income derived from the “Approved Enterprise” entitles Verisity to tax exemption for the period of two to four years commencing the first year that it will earn taxable income, and to a reduced tax rate of 10% -25% for an additional five to eight year period (depending on the rate of foreign investment in Verisity). The tax benefit period is limited to the earliest of 12 years from completion of the investment under the plans or 14 years from receiving the approval. Thereafter, Verisity will be subject to the regular corporate tax rate of 36% on its Israeli income. Income from sources other than the “Approved Enterprise” will be subject to tax at the regular rate of 36%.

Verisity currently has no plans to distribute such tax-exempt income as dividends and intends to reassign future earnings to finance the development of the business. If the retained tax-exempt income is distributed in a manner other than in the complete liquidation of Verisity, it would be taxed at the corporate tax rate applicable to such profits (currently 25%).

As of December 31, 2001, Verisity is in the process of completing the investments required under the second approved enterprise investment. Should Verisity fail to meet conditions stipulated by the law and by the Approval certification, including making specified investments in fixed assets, maintaining the development and production nature of its facilities, and financing of at least 30% of the investment program through equity, it could be subject to corporate tax in Israel at the corporate rate of 36% and could be required to fund tax benefits received under the program (inclusive of interest and penalties).

As of December 31, 2001, Verisity had approximately $8,800,000 of Israeli net operating loss carryforwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, it’s income could be substantially tax exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements for these losses.

On January 1, 2002, subsequent to the balance sheet date, the Company has filed an application for a third “Approved Enterprise” investment program for its facilities in Israel. The Company did not receive an approval yet.

U.S. Income Taxes

As of December 31, 2001, the Company had U.S. federal net operating loss carryforwards for income tax purposes of approximately $4,200,000. The Company also has federal research and development credit carryforwards of approximately $300,000. The net operating loss and credit carryforwards expire in various amounts between the years 2011 and 2021.

Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Other Foreign Taxes

As of December 31, 2001, Verisity had other foreign net operating loss carryforwards of approximately $800,000. The net operating losses will begin to expire in 2004.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    SEGMENTS AND GEOGRAPHIC INFORMATION

Verisity operates in one industry segment, the development and marketing of software. The following is a summary of operations within geographic areas based on the location of the entity making the sales. Operations in the United States include marketing, sales, research and development, and technical customer support. Operations in Israel include research and development, local sales and technical customer support. Operations in Europe include sales.

	Year Ended December 31,
	2000	2001
Revenue from sales to unaffiliated customers:
United States	$16,273	$29,760
Israel	2,205	3,274
Europe	3,021	5,703

	$21,499	$38,737

	December 31,
	2000	2001
Long lived assets:
United States	$785	$1,075
Israel	801	971
Europe	37	66

	$1,623	$2,112

As reported in the above table, revenue generated in the United States is from sales to customers located in North America, Japan and Eastern Asia; revenue generated in Israel consists of sales to customers located in Israel; and revenue generated in Europe is from sales to customers located in Europe.

13.    RELATED PARTY TRANSACTION

In November 1996, SureFire entered into an agreement with an international distributor which is affiliated with a shareholder of the Company. The Company sold licenses to early versions of its products to this distributor in 1997. The market for these products did not fully develop until early 1998 when more updated versions were commercially available. The distributor had only limited success in reselling these licenses. The revenue associated with this transaction has been deferred until the licenses are resold to end customers. The deferred revenue balance associated with this transaction amounted to $377,000 at December 31, 1999, and $4,000 at December 31, 2000. The distribution agreement expired on September 30, 2000 and was not renewed. Verisity is not required to repurchase any unsold product upon expiration of the agreement and Verisity recognized $345,000 of revenue during the third quarter of 2000.