Form 10-Q
period 2002-03-31
VERISITY LTD
filed 2002-05-10
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes    ☒        No    ☐

As of April 30, 2002, there were 19,373,134 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$61,237	$58,488
Accounts receivable	7,874	8,498
Prepaid expenses and other current assets	2,656	2,511

Total current assets	71,767	69,497

Property and equipment, net	2,128	2,112
Other assets	250	229

Total assets	$74,145	$71,838

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$541	$468
Accrued compensation	3,612	4,574
Deferred revenues	26,616	26,694
Other current liabilities	3,118	2,991

Total current liabilities	33,887	34,727

Accrued severance pay, net	197	184
Long-term portion of deferred revenues	2,477	2,397
Long-term portion of capital lease obligations	10	13

Shareholders’ equity:
Ordinary shares and additional paid-in capital	53,011	52,501
Deferred compensation	(364)	(470)
Shareholder’s loan	—	(202)
Accumulated deficit	(15,073)	(17,312)

Total shareholders’ equity	37,574	34,517

Total liabilities and shareholders' equity	$74,145	$71,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
	Unaudited
Revenue:
License	$6,685	$5,839
Maintenance	4,214	2,064
Other services	580	643

Total revenue	11,479	8,546

Cost of revenue:
License	33	192
Maintenance	501	367
Other services (1)	234	393

Total cost of revenue	768	952

Gross profit	10,711	7,594

Operating expenses:
Research and development	2,288	2,125
Sales and marketing	4,719	3,963
General and administrative	1,219	1,036
Non-cash charges related to equity issuances (1)	149	166

Total operating expenses	8,375	7,290

Operating income	2,336	304
Interest income	194	234
Other income, net	14	21

Net income before income taxes	2,544	559
Provision for income taxes	305	29

Net income	$2,239	$530

Basic earnings per share :
Basic net income per ordinary share	$0.12	$0.06

Number of shares used in per share calculation	18,576	8,457

Diluted earnings per share :
Diluted net income per ordinary share	$0.11	$0.03

Number of shares used in per share calculation	21,217	16,508

(1) Non-cash charges related to equity issuance include the following :

	Three Months Ended March 31,
	2002	2001
Cost of other services revenue	$2	$5

Research and development	$22	$43
Sales and marketing	75	69
General and administrative	52	54

Total included in operating expenses	$149	$166

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	Unaudited
Cash flows from operating activities:
Net income	$2,239	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	205
Non-cash charges related to equity issuances	272	201
Changes in operating assets and liabilities:
Accounts receivable	624	2,945
Prepaid expenses and other current assets	(145)	767
Accounts payable	73	(14)
Other current liabilities and accrued compensation	(835)	(681)
Accrued severance pay, net	13	5
Deferred revenue	2	2,948

Net cash provided by operating activities	2,460	6,906

Cash flows from investing activities:
Purchases of property and equipment	(233)	(428)
Purchases of short-term investments, net	—	(1,332)
Other assets	(21)	(21)

Net cash used in investing activities	(254)	(1,781)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	344	19,288
Proceeds from repayment of shareholder's loan	202	—
Repayment of bank loan		(66)
Payments under capital lease obligations	(3)	(1)

Net cash provided by financing activities	543	19,221
Net increase in cash and cash equivalents	2,749	24,346
Cash and cash equivalents at beginning of the period	58,488	18,388

Cash and cash equivalents at end of the period	$61,237	$42,734

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s financial position as of March 31, 2002. The statements also show the Company’s statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These interim statements include all normal recurring adjustments which the Company believes are necessary to fairly present our financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002. The December 31, 2001 condensed consolidated balance sheet data was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. The statements of operations for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year.

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

2.    Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with FASB Statement No. 128, “Earnings per Share.”

The following table presents the calculation of unaudited basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
	Unaudited
Net income	$2,239	$530

Number of Shares used in computing basic net income per ordinary share	18,576	8,457

Effect of conversion of preferred shares prior to the IPO	—	5,316
Weighted average number of ordinary shares under the treasury method	2,626	2,553
Weighted average number of ordinary shares subject to repurchase	15	182

Number of Shares used in computing diluted net income per ordinary share	21,217	16,508

Diluted net income per ordinary share	$0.11	$0.03

3.	Segment, Customers and Geographic Information

The Company operates in one industry segment, the development, marketing and support of software products, which provide systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs. Operations in Israel and in the United States include research and development, sales and marketing. Operations in Europe include sales and marketing.

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets :

	Three Months Ended March 31,
	2002	2001
	Unaudited
Revenues from sales to unaffiliated customers:
United States	$8,122	$6,978
Israel	1,118	410
Europe	2,239	1,158

	$11,479	$8,546

	March 31,
	2002	2001
	Unaudited
Long lived assets:
United States	$1,126	$881
Israel	936	921
Europe	66	44

	$2,128	$1,846

4.    Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 in the quarter ended March 31, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company’s financial position, operating results or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the quarter ended March 31, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, operating results or cash flows.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this Form 10-Q are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002 and elsewhere in this quarterly reports on Form 10-Q.

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

Three months ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Results of Operations

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for annual support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $11.5 million for the three months ended March 31, 2002 and $8.5 million for the comparable quarter of 2001, representing an increase of $3.0 million, or 34.3%. This increase was attributable approximately equally to additional sales to our existing customers and sales to new customers.

Licenses revenue.    Our license revenue was $6.7 million for the three months ended March 31, 2002, and $5.8 million for comparable quarter of 2001, representing an increase of $0.9 million, or 14.5%. This increase was attributable to an increase in the sale of time-based licenses to new and existing customers partially offset by a decrease in the sale of perpetual licenses.

Maintenance revenue.    Our maintenance revenue was $4.2 million for the three months ended March 31, 2002, and $2.1 million for the comparable quarter of 2001, representing an increase of $2.1 million, or 104.2%. This increase was attributable to recognition of maintenance revenue in connection with the sale of new licenses.

Other services revenue.    Our other services revenue was $580,000 for the three months ended March 31, 2002, and $643,000 for the comparable quarter of 2001, representing a decrease of $63,000, or 9.8%. This decrease was primarily attributable to lower training services as our customers restricted travel for security and budgetary purposes.

Cost of Revenue

Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $768,000 for the three months ended March 31, 2002, and $952,000 for the comparable quarter of 2001, representing a decrease of $184,000, or 19.3%. Cost of revenue as a percentage of total revenue was 6.7% for the three months ended March 31, 2002 and 11.1% for the comparable quarter of 2001.

Cost of license revenue.    Cost of license revenue was $33,000 for the three months ended March 31, 2002, and $192,000 for the comparable quarter of 2001, representing an decrease of $159,000, or 82.8%. This decrease was primarily due to the fact that in the three months ended March 31, 2001 we accrued for the OCS (Office of Chief Scientist) royalties, for which all obligations were fully repaid during the fourth quarter of 2001.

Cost of maintenance revenue.    Cost of maintenance revenue was $501,000 for the three months ended March 31, 2002 and $367,000 for the comparable quarter of 2001, representing an increase of $134,000 or 36.5%. This increase was primarily attributable to additional personnel to support our growing maintenance services. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 17.8% for the three months ended March 31, 2001, to 11.9% for the comparable quarter of 2002.

Cost of other services revenue.    Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $234,000 for the three months ended March 31, 2002, and $393,000 for the comparable quarter of 2001, representing a decrease of $159,000, or 40.5%. This decrease is primarily attributable to the decrease in externally contracted training services. As a percent of other services revenue, the cost of other services revenue decreased from 61.1% for the three months ended March 31, 2001, to 40.3% for the comparable quarter of 2002.

Operating Expenses

Research and development.    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.3 million for the three months ended March 31, 2002, and $2.1 million for the comparable quarter of 2001, representing an increase of $0.2 million, or 7.7%. The increases were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products and an increase in sub-contractors expenses, which were partially offset by a decrease in the overall expenses due to a favorable exchange rate impact. Research and development expenses as a percentage of total revenues were 19.9% in the three months ended March 31, 2002, and 24.9% in the comparable quarter of 2001. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Sales and marketing expenses were $4.7 million for the three months ended March 31, 2002, and $4.0 million for the comparable quarter of 2001, representing an increase of $0.7 million, or 19.1%. This increase is primarily attributable to the hiring of additional sales and marketing personnel for an increase of approximately $0.5 million, including related travel and office expenses, and $0.1 million of commission related expenses resulting from higher revenue levels. Sales and marketing expenses as a percentage of total revenues were 41.1% for the three months ended March 31, 2002, and 46.4% for the comparable period of 2001. We expect sales and marketing expenses to increase as we expand our geographic reach and hire additional personnel.

General and administrative.    General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel, facilities, insurance and professional services fees. General and administrative expenses were $1.2 million for the three months ended March 31, 2002, and $1.0 million for the comparable quarter of 2001, representing an increase of $0.2 million, or 17.7%. This increase is attributable to the increased personnel in our finance, legal and investor relations’ functions. General and administrative expenses as a percentage of total revenue were 10.6% for the three months ended March 31, 2002, and 12.1% for the comparable quarter in 2001. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs and insurance.

Non-cash charges related to equity issuance.    Our share-based compensation expenses, reported in operating expenses, were $149,000 for the three months ended March 31, 2002, and $166,000 for the comparable quarter of 2001. In addition, $2,000 was reported in cost of other services for the three months ended March 31, 2002, and $5,000 for the comparable quarter of 2001. The deferred share based compensation is amortized over the vesting schedule, generally four years.

Interest and other income, net

Interest and other income, net consists of interest income, interest expense and other miscellaneous expenses. Our interest and other income, net decreased from $255,000 for the three months ended March 31, 2001, to $208,000 for the comparable quarter of 2002. This decrease was primarily due to lower interest rates received on cash and cash equivalent balances. As a percent of total revenue, interest and other income, net decreased from 3.0% for the three months ended March 31, 2001 to 1.8% for the comparable quarter of 2002.

Income taxes

We recorded provision for income taxes of $305,000 in the three months ended March 31, 2002, and $29,000 for the comparable quarter of 2001. The provision for income taxes in the first quarter of 2002 relates primarily to U.S. alternative minimum taxes related to the usage of net operating loss carryforwards.

We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances including acquisition activities.

Liquidity And Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares. We have also financed our operations through the sale of ordinary shares, equipment financing and cash generated from the sale of our products and services. As of March 31, 2002, we had cash and cash equivalents of $61.2 million, an accumulated deficit of $15.1 million and working capital of $37.9 million.

On March 26, 2001, we completed our initial public offering (“IPO”) of ordinary shares in which we sold 3,335,000 shares at a price of $7.00 per share. In April our underwriters exercised their over-allotment option for an additional 500,250 ordinary shares at same price set in the IPO. Total net proceeds, including the exercise of the over-allotment option, less underwriting discounts, were approximately $25.0 million.

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2002, and $6.9 million for the comparable quarter of 2001. Cash provided by operating activities for each period resulted primarily from the net income and an increase in deferred revenue in those periods, and to a lesser extent, decrease in accounts receivable.

Net cash used in investing activities was $254,000 in the three months ended March 31, 2002, and $1.8 million for the comparable quarter of 2001. Investing activities in the three months ended March 31, 2002, consisted mainly of capital expenditures. Investing activities in the three months ended March 31, 2001, consisted of capital expenditures and purchases of short-term investments, net.

Net cash provided by financing activities was $543,000 for the three months ended March 31, 2002, resulting primarily from exercise of share options by employees and repayment of a shareholder’s loan. Net cash provided by financing activities was $ 19.3 million for the three months ended March 31, 2001, resulting primarily from the net proceeds received from our IPO.

We believe that cash flow from operations will continue to be positive, and together with our current cash and cash equivalents balances and current credit facilities will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment.

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

Item 3.    Quantitative And Qualitative Disclosure About Market Risk

We develop products primarily in Israel, and also in North America, and sell those products primarily in North America, Israel, Europe and Eastern Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As substantially all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of March 31, 2002, consists primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States. Due to the nature of our cash and cash equivalents we have concluded that we do not have material market risk exposure.

Management’s intent and current practice is to invest funds in excess of current operating requirements in:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of corporations in the United States rated A1 or P1 by Standard & Poor’s or the Moody’s equivalents; or

•	money market funds, deposits or notes issued or guaranteed by commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

PART II—OTHER INFORMATION

Item 1.    Legal Proceeding

None.

Item 2.    Changes In Securities and Use of Proceeds

During the three months ended March 31, 2002, we issued an additional 119,370 ordinary shares as a result of the exercise of share option grants. The aggregate net consideration received by the Company for the issuance of the ordinary share was $344,000. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

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

(a)    See Exhibit Index on Page 13.

(b)    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD. (Registrant)

Date:	May 10, 2002	By:	/s/ CHARLES G. ALVAREZ
Charles G. Alvarez Vice President of Finance and Administration, Chief Financial Officer and Secretary

Number		Description

3.1	*	Articles of Association, as amended.

3.2	*	Amendment to the Articles of Association

3.3	*	Form of Amended and Restated Articles of Association.

3.4	*	Memorandum of Association, as amended.

4.1	*	Form of Share Certificate.

4.3	*	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.

4.4	*	Warrant to Purchase up to an Aggregate of 19,551 Series D Preferred Shares.

10.1	*	Loan Modification Agreement dated as of December 30, 1999, by and between Verisity Design, Inc. and Silicon Valley Bank.

10.2	*	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.

10.3	*	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.

10.4	*	Lease Agreement dated as of July 29, 1997 by and between Mifalei Locky, 1’Bniya Ltd. and Verisity Ltd.

10.5	*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.

10.6	*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.

10.7	*	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.

10.8	*	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.

10.9	*	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.

10.10	*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.11	*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.12	**	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.

10.13	*	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.

10.14	*	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.

10.15	*	Letter Distributor Agreement dated as of December 1, 1998 by and between Verisity Design, Inc. and Integrated Systems Scandinavia AB.

10.16	*	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.

10.17	*	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.

10.18	*	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.

10.19	*	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.

10.20	*	Secured Promissory Note from Moshe Gavrielov to Verisity Design, Inc. dated March 23, 1998.

10.21	*	Form Software License Agreement.

10.22	*	Form of Indemnification Agreement between Verisity Ltd. and its officers and directors.

10.23	*	Share Restriction Agreement effective as of March 23, 1998 by and between Verisity Ltd. and Moshe Gavrielov.

10.24	*	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.

10.25	*	Verisity Ltd. 2000 U.S. Share Incentive Plan, form of Option Agreement for 2000 U.S. Share Incentive Plan and form of Option Agreement for outside directors under 2000 U.S. Share Incentive Plan.

10.26	*	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.

10.27	*	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.

10.28	*	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.

10.29	*	1997 Israel Share and Stock Option Incentive Plan.

10.30	*	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.

10.31	*	Verisity Ltd. 2000 Employee Share Purchase Plan.

10.32	*	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.33	*	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.34	*	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.

10.35	*	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.

10.36	*	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.

10.37	*
Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.

10.38	*	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39	*	Verisity Ltd. 2000 Directed Share Plan.

10.40	*	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.

10.41	*	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42	*	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43	**	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

21.1*		List of subsidiaries.

*	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
**	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.