Form 10-Q
period 2002-06-30
VERISITY LTD
filed 2002-08-12
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002 or

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

Yes ☒     No ☐

As of June 30, 2002, there were 19,402,934 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2002

1

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$64,577	$58,488
Accounts receivable	11,940	8,498
Prepaid expenses and other current assets	2,972	2,511

Total current assets	79,489	69,497
Property and equipment, net	2,163	2,112
Other assets	215	229

Total assets	$81,867	$71,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$698	$468
Accrued compensation	3,720	4,574
Deferred revenues	26,298	26,694
Other current liabilities	3,739	2,991

Total current liabilities	34,455	34,727
Accrued severance pay, net	152	184
Long-term portion of deferred revenues	5,387	2,397
Long-term portion of capital lease obligations	8	13

Total long-term liabilities	5,547	2,594
Shareholders' equity:
Ordinary shares and additional paid-in capital	53,986	52,501
Deferred compensation	(274)	(470)
Shareholder's loan	—	(202)
Accumulated deficit	(11,847)	(17,312)

Total shareholders' equity	41,865	34,517

Total liabilities and shareholders' equity	$81,867	$71,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	Unaudited		Unaudited
Revenue:
License	$8,005	$5,554	$14,690	$11,393
Maintenance	4,168	2,883	8,382	4,947
Other services	318	588	898	1,231

Total revenue	12,491	9,025	23,970	17,571
Cost of revenue:
License	40	186	73	378
Maintenance	500	447	1,001	814
Other services (1)	135	305	369	698

Total cost of revenue	675	938	1,443	1,890

Gross profit	11,816	8,087	22,527	15,681

Operating expenses:
Research and development	2,145	2,051	4,433	4,176
Sales and marketing	4,689	3,883	9,408	7,846
General and administrative	1,462	1,319	2,681	2,355
Non-cash charges related to equity issuances (1)	60	216	209	382

Total operating expenses	8,356	7,469	16,731	14,759

Operating income	3,460	618	5,796	922
Interest income	206	487	400	721
Interest expense and other income	—	(21)	14	—

Net income before income taxes	3,666	1,084	6,210	1,643
Provision for income taxes	440	56	745	85

Net income	$3,226	$1,028	$5,465	$1,558

Basic earnings per share:
Basic net income per ordinary share	$0.17	$0.06	$0.29	$0.12

Shares used in per share calculation	18,825	17,259	18,702	12,836

Diluted earnings per share:
Diluted net income per ordinary share	$0.15	$0.05	$0.26	$0.08

Shares used in per share calculation	21,253	20,703	21,236	18,598

(1)	Non-cash charges related to equity issuances include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Cost of other services revenue	$2	$4	$4	$9

Research and development, net	$18	$58	$40	$101
Sales and marketing	(3)	97	72	166
General and administrative	45	61	97	115

Total included in operating expenses	$60	$216	$209	$382

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001
	Unaudited
Cash flows from operating activities:
Net income	$5,465	$1,558
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	427	416
Non-cash charges related to equity issuances	260	545
Changes in operating assets and liabilities:
Accounts receivable	(3,442)	1,954
Prepaid expenses and other current assets	(461)	703
Accounts payable	230	(273)
Other current liabilities and accrued compensation	(106)	(549)
Accrued severance pay, net	(32)	13
Deferred revenue	2,594	5,020

Net cash provided by operating activities	4,935	9,387
Cash flows used in investing activities:
Purchases of property and equipment	(478)	(834)
Purchases of short-term investments	—	(883)
Other assets	14	(53)

Net cash used in investing activities	(464)	(1,770)
Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	1,421	22,703
Proceeds from repayment of shareholder's loan	202
Repayment of bank loan	—	(265)
Payments under capital lease obligations	(5)	(5)

Net cash provided by financing activities	1,618	22,433
Net increase in cash and cash equivalents	6,089	30,050
Cash and cash equivalents at beginning of the period	58,488	18,388

Cash and cash equivalents at end of the period	$64,577	$48,438

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s position as of June 30, 2002. The statements also show the Company’s statements of operations for the three and six month periods ended June 30, 2002 and 2001, and the statements of cash flow for the six months period ended June 30, 2002 and 2001. These interim statements include all normal recurring adjustments, which the Company believes are necessary to fairly present the Company’s financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002. The December 31, 2001 condensed consolidated balance sheet data was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. The statements of operations for the periods presented are not necessarily indicative of results for any future period, nor for the entire year.

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

2.    Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings per Share.”

The following table presents the calculation of unaudited diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	Unaudited		Unaudited
Net income	$3,226	$1,028	$5,465	$1,558

Shares used in computing basic net income per ordinary share	18,825	17,259	18,702	12,836

Effect of conversion of preferred shares prior to the IPO	—	—	—	2,671
Weighted average number of ordinary shares under the treasury method	2,428	3,304	2,527	2,929
Weighted average number of ordinary shares subject to repurchase	—	140	7	162

Shares used in computing diluted net income per ordinary share	21,253	20,703	21,236	18,598

Diluted net income per ordinary share	$0.15	$0.05	$0.26	$0.08

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

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	Unaudited		Unaudited
Revenues from sales to unaffiliated customers:
United States	$9,087	$7,754	$17,209	$14,731
Israel	873	540	1,991	950
Europe	2,531	731	4,770	1,890

	$12,491	$9,025	$23,970	$17,571

	June 30,	December 31,
	2002	2001
	Unaudited
Long lived assets:
United States	$1,126	$1,075
Israel	966	971
Europe	71	66

	$2,163	$2,112

4.    Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 in the quarter ended March 31, 2002. The adoption of SFAS No. 142 did not have a material effect on the Company’s financial position, operating results or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, “ and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the quarter ended March 31, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, operating results or cash flows.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this Form 10-Q are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002 and elsewhere in this quarterly report on Form 10-Q.

Description of Business

We provide proprietary technologies and software products used to efficiently verify designs of electronic systems and complex integrated circuits (ICs) that are essential to a broad and growing range of applications within the electronics industry. Our products automate the process of detecting flaws in these designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market and reduce overall product development costs. We were founded in September 1995 and commenced operations in January 1996. In November 1999, we acquired SureFire Verification, Inc. by merging it into our wholly-owned subsidiary, Verisity Design, Inc., a California corporation. The SureFire acquisition was accounted for under the pooling-of-interests method, and the operations of SureFire are therefore included in our results of operations for all periods presented and the discussions thereof.

In 1996, we released our original Specman functional verification software product. In the second quarter of 1998, SureFire released our SureCov software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In the fourth quarter of 1999, we released our SureLint software product. In the second quarter of 2002, we released version 4.0 of Specman Elite, a further enhanced version of our Specman Elite product. We have also introduced several other products and support programs, which enhance the use of our products in the functional verification process.

Three and six months ended June 30, 2002 compared to three and six months ended June 30, 2001

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for technical support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $12.5 million for the three months ended June 30, 2002, and $9.0 million for the comparable quarter of 2001, representing an increase of $3.5 million, or 38.4%, and was

$24.0 million for the six months ended June 30, 2002 and $17.6 million for the comparable period of 2001, representing an increase of $6.4 million, or 36.4%. Approximately 57% of the increase in each period was attributable to additional sales to our existing customers with the balance coming from new customers.

License revenue.    Our license revenue was $8.0 million for the three months ended June 30, 2002, and $5.6 million for the comparable quarter of 2001, representing an increase of $2.4 million, or 44.1%, and was $14.7 million for the six months ended June 30, 2002, and $11.4 million for the comparable period of 2001, representing an increase of $3.3 million, or 28.9%. Approximately 55% of these increases were attributable to additional sales to our existing customers, with the balance of the increase representing sales to new customers. These increases resulted from the increased sales of time-based licenses partially offset by slightly lower sales of perpetual licenses.

Maintenance revenue.    Our maintenance revenue was $4.2 million for the three months ended June 30, 2002, and $2.9 million for the comparable quarter of 2001, representing an increase of $1.3 million, or 44.6%, and was $8.4 million for the six months ended June 30, 2002, and $4.9 million for the comparable period of 2001, representing an increase of $3.5 million, or 69.4%. These increases were primarily attributable to the recognition of revenue from maintenance services that we sold in connection with the sale of new licenses.

Other services revenue.    Our other services revenue was $318,000 for the three months ended June 30, 2002, and $588,000 for the comparable quarter of 2001, representing a decrease of $270,000, or 45.9%, and was $898,000 for the six months ended June 30, 2002, and $1.2 million for the comparable period of 2001, representing a decrease of $0.3 million or 27.1%. These decreases were primarily attributable to fewer training services being requested by our customers, which we believe resulted from reduced travel for security and budgetary purposes.

Cost of Revenue

Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $675,000 for the three months ended June 30, 2002, and $938,000 for the comparable quarter of 2001, representing a decrease of $263,000, or 28.0%, and was $1.4 million for the six months ended June 30, 2002, and $1.9 million for the comparable period of 2001, representing a decrease of $0.5 million or 23.7%. Cost of revenue as a percentage of total revenue was 5.4% for the three months ended June 30, 2002, and 10.4% for the comparable quarter of 2001, and was 6.0% for the six months ended June 30, 2002, and 10.8% for the comparable period of 2001.

Cost of license revenue.    Cost of license revenue was $40,000 for the three months ended June 30, 2002, and $186,000 for the comparable quarter of 2001, representing a decrease of $146,000, or 78.5%, and was $73,000 for the six months ended June 30, 2002, and $378,000 for the comparable period of 2001, representing a decrease of $305,000 or 80.7%. As a percent of license revenue, the cost of license revenue decreased from 3.3% for the three months ended June 30, 2001, to 0.5% for the comparable quarter of 2002, and from 3.3% for the six months ended June 30, 2001, to 0.5% for the comparable period of 2002. These decreases were primarily due to the fact that in the three and six month periods ended June 30, 2001, we accrued for royalties due to the Office of Chief Scientist in Israel (OCS), for which all obligations were fully repaid during the fourth quarter of 2001, resulting in no royalties being owed to the OCS during the first and second quarters of 2002.

Cost of maintenance revenue.    Cost of maintenance revenue was $500,000 for the three months ended June 30, 2002, and $447,000 for the comparable quarter of 2001, representing an increase of $53,000, or 11.9%, and was $1.0 million for the six months ended June 30, 2002, and $814,000 for the comparable period of 2001, representing an increase of $0.2 million, or 23.0%. These increases were primarily attributable to additional personnel to support our growing maintenance services. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 15.5% for the three months ended June 30, 2001, to 12.0% for the comparable quarter of 2002, and from 16.5% for the six months ended June 30, 2001, to 11.9% for the comparable period of 2002. These decreases were a result of an increased volume of maintenance renewals and continued improvements in product quality. These improvements related primarily to the introduction of upgraded versions of our software products that improved functionality and ease of use. These improvements contributed to the overall operating efficiency of our software and our customer support personnel.

Cost of other services revenue.    Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $135,000 for the three months ended June 30, 2002, and $305,000 for the comparable quarter of 2001, representing a decrease of $170,000, or 55.7%, and was $369,000 for the six months ended June 30, 2002, and $698,000 for the comparable period of 2001, representing a decrease of $329,000 or 47.1%. These decreases were primarily attributable to the decrease in externally contracted training services. As a percent of other services revenue, the cost of other services revenue decreased from 51.9% for the three months ended June 30, 2001, to 42.5% for the comparable quarter of 2002, and from 56.7% for the six months ended June 30, 2001, to 41.1% for the comparable period of 2002.

Operating Expenses

Research and development.    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses remained relatively unchanged and were $2.1 million for the three months ended June 30, 2002, and $2.1 million for the comparable quarter of 2001, and were $4.4 million for the six months ended June 30, 2002, and $4.2 million for the comparable period of 2001, representing an increase of $0.2 million, or 6.1%. The increases in these expenses were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products and partially offset by a reduction due to currency exchange as a somewhat weaker New Israeli Shekel affected the costs in our Israeli operations. Research and development expenses as a percentage of total revenues were 17.2% for the three months ended June 30, 2002, and 22.7% for the comparable quarter of 2001, and were 18.5% for the six months ended June 30, 2002, and 23.8% for the comparable period of 2001. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Sales and marketing expenses were $4.7 million for the three months ended June 30, 2002, and $3.9 million for the comparable quarter of 2001, representing an increase of $0.8 million, or 20.8%, and were $9.4 million for the six months ended June 30, 2002, and $7.8 million for the comparable period of 2001, representing an increase of $1.6 million, or 19.9%. These increases were primarily attributable to the hiring of additional sales and marketing personnel, including related travel and office expenses, for an increase of approximately $0.5 million and $1.1 million in the three and six months periods, respectively. The balances of the increases were primarily due to higher commission expenses resulting from higher revenue levels. Sales and marketing expenses as a percentage of total revenues were 37.5% for the three months ended June 30, 2002, and 43.0% for the comparable period of 2001, and were 39.2% for the six months ended June 30, 2002, and 44.7% for the comparable period of 2001. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and expand our strategic programs.

General and administrative.    General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations, and finance personnel, and expenses for facilities, insurance, and professional services fees. General and administrative expenses were $1.5 million for the three months ended June 30, 2002, and $1.3 million for the comparable quarter of 2001, representing an increase of $0.2 million, or 10.8%, and were $2.7 million for the six months ended June 30, 2002, and $2.4 million for the comparable period of 2001, representing an increase of $0.3 million, or 13.8%. These increases were primarily attributable to the increased personnel in our finance, legal and investor relations’ functions and an increase in insurance expenses. General and administrative expenses as a percentage of total revenue were 11.7% for the three months ended June 30, 2002, and 14.6% for the comparable quarter in 2001, and were 11.2% for the six months ended June 30, 2002, and 13.4% for the comparable period of 2001. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs and insurance.

Non-cash charges related to equity issuances.    Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options at the date of grant, as well as the measurement of the fair value of the non-employee share options. Our share-based compensation expenses, reported in operating expenses, were $60,000 for the three months ended June 30, 2002, and $216,000 for the comparable quarter of 2001, and were $209,000 for the six months ended June 30, 2002, and $382,000 for the comparable period of 2001. In addition, $2,000 was reported in cost of other services for the three months ended June 30, 2002, and $4,000 for the six months ended June 30, 2002. The deferred share-based compensation is amortized over the vesting schedule of the underlying options, generally four years.

Interest and other income, net

Interest and other income, net consists of interest income, net of interest expense and other miscellaneous expenses or income. Our interest and other income, net decreased from $466,000 for the three months ended June 30, 2001, to $206,000 for the comparable quarter of 2002, and from $721,000 for the six months ended June 30, 2001, to $414,000 for the comparable period of 2002. These decreases were primarily due to lower interest rates received on cash and cash equivalent balances. As a percent of total revenue, interest and other income, net decreased from 5.2% for the three months ended June 30, 2001, to 1.6% for the comparable quarter of 2002, and from 4.1% for the six months ended June 30, 2001, to 1.7% for the comparable period of 2002.

Income taxes

We recorded provisions for income taxes of $440,000 in the three months ended June 30, 2002, and $56,000 for the comparable quarter of 2001, and $745,000 in the six months ended June 30, 2002, and $85,000 for the comparable period of 2002. The provisions for income taxes in the three and six month periods ended June 30, 2002 relate primarily to U.S. alternative minimum taxes related to the usage of net operating loss carryforwards.

We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances including acquisition activities.

Liquidity And Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares, pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of June 30, 2002, we had cash and cash equivalents of $64.6 million, an accumulated deficit of $11.8 million and working capital of $45.0 million.

On March 26, 2001, we completed our initial public offering (“IPO”) of ordinary shares in which we sold 3,335,000 shares at a price of $7.00 per share. In April 2001 our underwriters exercised their over-allotment option for an additional 500,250 ordinary shares at same price set in the IPO. Total net proceeds, including the exercise of the over-allotment option, less underwriting discounts, were approximately $25.0 million.

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2002, and $9.4 million for the comparable period of 2001. Cash provided by operating activities for each period resulted primarily from the net income and an increase in deferred revenue in those periods, and to a lesser extent, an increase in accounts receivable in the 2002 period and decrease in accounts receivable in the 2001 period.

Net cash used in investing activities was $464,000 for the six months ended June 30, 2002, and $1.8 million for the comparable period of 2001. Investing activities in the six months ended June 30, 2002, consisted mostly of capital expenditures. Investing activities in the six months ended June 30, 2001, consisted mainly of $0.8 million capital expenditures and $0.8 million purchases of short-term investments.

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2002, resulting primarily from exercise of share options by employees and the purchase of shares under our equity incentives plans.

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

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of June 30, 2002, consists primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States. Due to the nature of our cash and cash equivalents we have concluded that we do not have material market risk exposure.

Management’s intent and current practice is to invest funds in excess of current operating requirements in:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of corporations in the United States rated A1 or P1 by Standard & Poors’ or Moody’s Ratings; or

•	money market funds, deposits or notes issued or guaranteed by commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceeding

None.

Item 2.     Changes In Securities and Use of Proceeds

During the three months ended June 30, 2002, we issued an additional 196,318 ordinary shares as a result of the exercise of share option grants and the purchase of ordinary shares pursuant to our equity incentives plans. The aggregate net consideration received by the Company for the issuance of the ordinary shares was $1.1 million. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements, filed with the SEC, on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

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

We intend to use the aggregate net proceeds from our initial public offering, share purchases pursuant to equity incentives plans and cash generated from operation activities for general corporate purposes, capital expenditures and potential acquisitions of complementary businesses, products and technologies. Pending these uses, theses cash balances have been and will continue to be invested in interest bearing, investment grade securities.

Item 3.     Default Upon Senior Securities.

None.

Item 4.     Submission of Matters To A Vote Of Security Holders.

The 2002 Annual General Meeting of Shareholders of Verisity Ltd. was held at our registered office located at 8-10 Ha’Melacha Street, Rosh Ha’Ayin, Israel, on June 4, 2002, at 10:30 a.m. Israeli time to conduct the business described in our proxy statement. The “Proxy Statement” was filed with the United States Securities and Exchange Commission on April 29, 2002. This was a regular annual meeting. The record date for determining those shareholders who were entitled to notice of, and to attend and vote at, the meeting and at any adjournment thereof was April 29, 2002.

The proposals voted on at the meeting, each of which were approved, are summarized below and are more fully described in the Proxy Statement. A table showing the votes for, against, and abstaining for each proposal follows this list. There were no broker non-votes on any proposal. With respect to the election of directors, shareholders were permitted to vote for the nominee or to withhold their vote for the nominee. Shareholders could vote for, against, or abstain from voting for each of the other proposals. Votes were cast representing 9,224,694 shares out of 18,094,744 outstanding shares. This represents 51.0% participation. The Shareholders approved the following actions:

1.    The election of Pierre Lamond as our Class I director to hold office for a term that expires in 2005 at the third Annual General Meeting that follows the 2002 Annual General Meeting and until his successor shall be elected and qualified;

2.    The election of Michael McNamara as our Class I director to hold office for a term that expires in 2005 at the third Annual General Meeting that follows the 2002 Annual General Meeting and until his successor shall be elected and qualified;

3.    The grant of share options for the right to purchase ordinary shares under the Verisity Ltd. 2000 U.S. Share Incentive Plan in the amount of 100,000 shares to Moshe Gavrielov, our Director and Chief Executive Officer, with an exercise price of $16.15, the fair market value of our ordinary shares as of the close of business on the date of the 2002 Annual General Meeting;

4.    The grant of share options for the right to purchase ordinary shares under the Verisity Ltd. 2000 Israeli Share Option Plan in the amount of 100,000 shares to Yoav Hollander, our Director and Chief Technology Officer, with an exercise price of $16.15, the fair market value of our ordinary shares as of the close of business on the date of the 2002 Annual General Meeting;

5.    The grant of share options for the right to purchase ordinary shares under the Verisity Ltd. 2000 U.S. Share Incentive Plan in the amount of 30,000 shares to Michael McNamara, our Director and Senior Vice President of Technology, with an exercise price of $16.15, the fair market value of our ordinary shares as of the close of business on the date of the 2002 Annual General Meeting;

6.    The salary of Moshe Gavrielov, our Director and Chief Executive Officer;

7.    The bonus of Moshe Gavrielov, our Director and Chief Executive Officer;

8.    The salary of Yoav Hollander, our Director and Chief Technology Officer;

  9. The bonus of Yoav Hollander, our Director and Chief Technology Officer;

10. The salary of Michael McNamara, our Director and Senior Vice President of Technology;

11. The bonus of Michael McNamara, our Director and Senior Vice President of Technology;

12. Approve an increase in the number of ordinary shares available for issuance under our 2000 U.S. Share Incentive Plan by 950,000 plus shares that become available for issuance under our prior similar plans;

13. Amendment of our Articles of Association to (a) require approval of at least two-thirds of our outstanding shares for any change to the method of removal of any of our directors, as set forth in the Articles of Association, (b) permit the Board of Directors to appoint any person to serve as Chairman of a shareholders meeting, instead of the Chairman of the Board personally, and (c) simplify and clarify our practices relating to proxy voting.

14. To approve the selection of Ernst & Young LLP as our independent auditors, with Messrs. Kost Forer & Gabbay, a member of Ernst & Young International, as our Israeli statutory independent auditors for the fiscal year ending December 31, 2002.

TABLE OF VOTES CAST

Proposition	Votes for	Votes withhold	Votes against	Votes abstained
1.	7,795,099	1,429,565
2.	7,795,099	1,429,565
3.	7,794,999		1,429,695
4.	7,794,999		1,429,695
5.	7,794,999		1,429,695
6.	7,794,999		1,429,695
7.	7,794,999		1,429,695
8.	7,794,999		1,429,695
9.	7,794,999		1,429,695
10.	7,794,999		1,429,695
11.	7,794,999		1,429,695
12.	6,748,099		2,476,595
13.	6,748,099		2,476,595
14.	7,794,774		1,429,920

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index on Page 17.
(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD.
(Registrant)

Date: August 10, 2002

/s/ Charles G. Alvarez
Charles G. Alvarez Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting Officer)

Number	Description
3.1*	Articles of Association, as amended.
3.2*	Amendment to the Articles of Association
3.3*	Form of Amended and Restated Articles of Association.
3.4*	Memorandum of Association, as amended.
4.1*	Form of Share Certificate.
4.3*	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.
4.4*	Warrant to Purchase up to an Aggregate of 19,551 Series D Preferred Shares.
10.1*	Loan Modification Agreement dated as of December 30, 1999, by and between Verisity Design, Inc. and Silicon Valley Bank.
10.2*	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.
10.3*	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.
10.4*	Lease Agreement dated as of July 29, 1997 by and between Mifalei Locky, 1’Bniya Ltd. and Verisity Ltd.
10.5*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.
10.6*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.
10.7*	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.
10.8*	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.
10.9*	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.
10.10*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.
10.11*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.
10.12**	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.
10.13*	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.
10.14*	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.
10.15*	Letter Distributor Agreement dated as of December 1, 1998 by and between Verisity Design, Inc. and Integrated Systems Scandinavia AB.
10.16*	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.
10.17*	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.
10.18*	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.
10.19*	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.
10.20*	Secured Promissory Note from Moshe Gavrielov to Verisity Design, Inc. dated March 23, 1998.
10.21*	Form Software License Agreement.

Number	Description
10.23*	Share Restriction Agreement effective as of March 23, 1998 by and between Verisity Ltd. and Moshe Gavrielov.
10.24*	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.
10.25
Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan, form of Option Agreement for Amended and Restated 2000 U.S. Share Incentive Plan and form of Option Agreement for outside directors under Amended and Restated 2000 U.S. Share Incentive Plan.

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

10.38*	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.
10.39*	Verisity Ltd. 2000 Directed Share Plan.
10.40*	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.
10.41*	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.
10.42*	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.
10.43**	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.
21.1*	List of subsidiaries.
99.2	Certification pursuant to 18.U.S.C. Section 1350.
99.3	Certification pursuant to 18.U.S.C. Section 1350.

*	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
**	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.