Form 10-Q
period 2002-09-30
VERISITY LTD
filed 2002-11-12
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-32417

VERISITY LTD.
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2041 Landings Drive, Mountain View, California	94043
(Address of principal US executive offices)	(Zip Code)

(650) 934-6800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of September 30, 2002, there were 19,471,740 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$71,119	$58,488
Accounts receivable	12,523	8,498
Prepaid expenses and other current assets	2,543	2,511

Total current assets	86,185	69,497

Property and equipment, net	2,185	2,112
Other assets	535	229

Total assets	$88,905	$71,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$468
Accrued compensation	4,461	4,574
Deferred revenues	24,989	26,694
Other current liabilities	4,609	2,991

Total current liabilities	34,800	34,727

Long-term portion of deferred revenues	7,712	2,397
Long-term portion of capital lease obligations	5	13
Other long-term liabilities	473	184

Total long-term liabilities	8,190	2,594

Shareholders’ equity:
Ordinary shares and additional paid-in capital	54,101	52,501
Deferred compensation	(199)	(470)
Shareholder’s loan	—	(202)
Accumulated deficit	(7,987)	(17,312)

Total shareholders’ equity	45,915	34,517

Total liabilities and shareholders’ equity	$88,905	$71,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Unaudited		Unaudited
Revenue:
License	$8,939	$6,525	$23,629	$17,918
Maintenance	4,664	2,956	13,046	7,903
Other services	351	308	1,249	1,539

Total revenue	13,954	9,789	37,924	27,360
Cost of revenue:
License	45	179	118	557
Maintenance	514	478	1,515	1,292
Other services(1)	195	226	564	924

Total cost of revenue	754	883	2,197	2,773

Gross profit	13,200	8,906	35,727	24,587

Operating expenses:
Research and development	2,291	2,216	6,724	6,392
Sales and marketing	5,275	4,352	14,683	12,198
General and administrative	1,487	1,306	4,168	3,661
Non-cash charges related to equity issuances(1)	34	110	243	492

Total operating expenses	9,087	7,984	25,818	22,743

Operating income	4,113	922	9,909	1,844
Interest income	259	420	659	1,142
Interest expense and other income,net	15	(11)	29	(12)

Net income before income taxes	4,387	1,331	10,597	2,974
Provision for income taxes	527	66	1,272	151

Net income	$3,860	$1,265	$9,325	$2,823

Basic earnings per share:
Basic net income per ordinary share	$0.20	$0.07	$0.50	$0.20

Shares used in per share calculation	18,983	17,563	18,798	14,424

Diluted earnings per share:
Diluted net income per ordinary share	$0.18	$0.06	$0.44	$0.15

Shares used in per share calculation	21,102	20,668	21,205	19,294

(1)	Non-cash charges related to equity issuances include the following :

	Three Months Ended September 30		Nine Months Ended September 30,
	2002	2001	2002	2001
Cost of other services revenue	$2	$3	$6	$12

Research and development	$15	$55	$55	$156
Sales and marketing	(18)	(2)	54	164
General and administrative	37	57	134	172

Total included in operating expenses	$34	$110	$243	$492

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2002	2001
	Unaudited
Cash flows from operating activities:
Net income	$9,325	$2,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	661	660
Non-cash charges related to equity issuances	191	544
Changes in operating assets and liabilities:
Accounts receivable	(4,025)	(1,571)
Prepaid expenses and other assets	(348)	832
Accounts payable	273	(337)
Other liabilities and accrued compensation	1,821	1,188
Other long-term liabilities	(27)	30
Deferred revenues	3,610	8,160

Net cash provided by operating activities	11,481	12,329

Cash flows from investing activities:
Purchases of property and equipment	(734)	(1,177)
Sales of short-term investments	—	287
Other assets	10	(45)

Net cash used in investing activities	(724)	(935)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	1,680	22,816
Proceeds from repayment of shareholder’s loan	202	—
Repayment of bank loan	—	(265)
Payments under capital lease obligations	(8)	(8)

Net cash provided by financing activities	1,874	22,543

Net increase in cash and cash equivalents	12,631	33,937
Cash and cash equivalents at beginning of the period	58,488	18,388

Cash and cash equivalents at end of the period	$71,119	$52,325

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s position as of September 30, 2002. The statements also show the Company’s statements of operations for the three and nine month periods ended September 30, 2002 and 2001, and the statements of cash flow for the nine month periods ended September 30, 2002 and 2001. These interim condensed consolidated financial statements include all normal recurring adjustments, which the Company believes are necessary to fairly present the Company’s financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002. The December 31, 2001 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. The statements of operations for the periods presented are not necessarily indicative of results for any future period, nor for the entire year.

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

The following table presents the calculation of unaudited basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Unaudited		Unaudited
Net income	$3,860	$1,265	$9,325	$2,823

Shares used in computing basic net income per ordinary share	18,983	17,563	18,798	14,424

Effect of conversion of preferred shares prior to the IPO	—	—	—	1,775
Weighted average number of ordinary shares under the treasury method	2,119	3,007	2,402	2,955
Weighted average number of ordinary shares subject to repurchase	—	98	5	140

Shares used in computing diluted net income per ordinary share	21,102	20,668	21,205	19,294

Diluted net income per ordinary share	$0.18	$0.06	$0.44	$0.15

3.	Segment, Customers and Geographic Information

The Company operates in one industry segment and develops, markets and supports software products, which provide systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs. Operations in Israel and in the United States include research and development, sales and marketing and general administration. Operations in Europe include sales and marketing.

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Unaudited		Unaudited
Revenue from sales to unaffiliated customers:
United States	$10,536	$6,666	$27,745	$21,397
Israel	847	1,482	2,838	2,432
Europe	2,571	1,641	7,341	3,531

	$13,954	$9,789	$37,924	$27,360

	September 30, 2002	December 31, 2001
	Unaudited
Long lived assets:
United States	$1,119	$1,075
Israel	1,005	971
Europe	61	66

	$2,185	$2,112

4.	Recently Issued Accounting Standards

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, “ and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the quarter ended March 31, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, operating results or cash flows.

In June 2002, the FASB issued SFAS No.146 “Accounting for Costs Associated with Exit or Disposal Activities “ (SFAS 146), effective for exit or disposal activities that are initiated after December 31,2002.Under SFAS 146,a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

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

Description of Business

We provide proprietary technologies and software products used to efficiently verify designs of electronic systems and complex integrated circuits (ICs) that are essential to a broad and growing range of applications within the electronics industry. Our products automate the process of detecting flaws in the designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market and reduce overall product development costs. We were founded in September 1995 and commenced operations in January 1996. In November 1999, we acquired SureFire Verification, Inc. by merging it into our wholly-owned subsidiary, Verisity Design, Inc., a California corporation. The SureFire acquisition was accounted for under the pooling-of-interests method.

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

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for technical support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $14.0 million for the three months ended September 30, 2002, and $9.8 million for the comparable quarter of 2001, representing an increase of $4.2 million, or 42.5%, and was $37.9 million for the nine months ended September 30, 2002, and $27.4 million for the comparable period of 2001, representing an increase of $10.5 million, or 38.6%. Approximately 63% of the increase in each period was attributable to additional sales to our existing customers with the balance coming from new customers.

License revenue.    Our license revenue was $8.9 million for the three months ended September 30, 2002, and $6.5 million for the comparable quarter of 2001, representing an increase of $2.4 million, or 37.0%, and was $23.6 million for the nine months ended September 30, 2002, and $17.9 million for the comparable period of 2001, representing an increase of $5.7 million, or 31.9%. Approximately 56% of these increases were attributable to sales to new license customers, with the balance of the increase representing sales to our existing customers. These increases resulted from the increased sales of time-based licenses partially offset by slightly lower sales of perpetual licenses.

Maintenance revenue.    Our maintenance revenue was $4.7 million for the three months ended September 30, 2002, and $3.0 million for the comparable quarter of 2001, representing an increase of $1.7 million, or 57.8%, and was $13.0 million for the nine months ended September 30, 2002, and $7.9 million for the comparable period of 2001, representing an increase of $5.1 million, or 65.1%. These increases were primarily attributable to the recognition of maintenance revenue derived in connection with the sale of new licenses.

Other services revenue.    Our other services revenue was $351,000 for the three months ended September 30, 2002, and $308,000 for the comparable quarter of 2001, representing an increase of $43,000, or 14.0%, which was attributable approximately equally to higher training and consulting services. Other services revenue was $1.2 million for the nine months ended September 30, 2002, and $1.5 million for the comparable period of 2001, representing a decrease of $0.3 million, or 18.8%. This decrease was primarily attributable to fewer training services being requested by our customers, which we believe resulted from reduced travel for security and budgetary purposes.

Cost of Revenue

Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $754,000 for the three months ended September 30, 2002, and $883,000 for the comparable quarter of 2001, representing a decrease of $129,000, or 14.6%, and was $2.2 million for the nine months ended September 30, 2002, and $2.8 million for the comparable period of 2001, representing a decrease of $0.6 million, or 20.8%. Cost of revenue as a percentage of total revenue was 5.4% for the three months ended September 30, 2002, and 9.0% for the comparable quarter of 2001, and was 5.8% for the nine months ended September 30, 2002, and 10.1% for the comparable period of 2001.

Cost of license revenue.    Cost of license revenue was $45,000 for the three months ended September 30, 2002, and $179,000 for the comparable quarter of 2001, representing a decrease of $134,000, or 74.9%, and was $118,000 for the nine months ended September 30, 2002, and $557,000 for the comparable period of 2001, representing a decrease of $439,000, or 78.8%. As a percent of license revenue, the cost of license revenue decreased from 2.7% for the three months ended September 30, 2001, to 0.5% for the comparable quarter of 2002, and decreased from 3.1% for the nine months ended September 30, 2001, to 0.5% for the comparable period of 2002. These decreases were primarily due to the fact that in the three- and nine-month periods ended September 30, 2001, we accrued for royalties due to the Office of Chief Scientist in Israel (OCS), for which all obligations were fully repaid during the fourth quarter of 2001, resulting in no royalties being due to the OCS during the first nine months of 2002.

Cost of maintenance revenue.    Cost of maintenance revenue was $514,000 for the three months ended September 30, 2002, and $478,000 for the comparable quarter of 2001, representing an increase of $36,000, or 7.5%, and was $1.5 million for the nine months ended September 30, 2002, and $1.3 million for the comparable period of 2001, representing an increase of $0.2 million, or 17.3%. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 16.2% for the three months ended September 30, 2001, to 11.0% for the comparable quarter of 2002, and from 16.3% for the nine months ended September 30, 2001, to 11.6% for the comparable period of 2002. These decreases were a result of an increased volume of maintenance renewals and continued improvements in product quality. These improvements related primarily to the introduction of upgraded versions of our software products that improved functionality and ease of use. These improvements contributed to the overall operating efficiency of our software and our customer support personnel.

Cost of other services revenue.    Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $195,000 for the three months ended September 30, 2002, and $226,000 for the comparable quarter of 2001, representing a decrease of $31,000, or 13.7%, and was $564,000 for the nine months ended September 30, 2002, and $924,000 for the comparable period of 2001, representing a decrease of $360,000, or 39.0%. These decreases were primarily attributable to the decrease in externally contracted training services. As a percent of other services revenue, the cost of other services revenue decreased from 73.4% for the three months ended September 30, 2001, to 55.6% for the comparable quarter of 2002, and from 60.0% for the nine months ended September 30, 2001, to 45.2% for the comparable period of 2002.

Operating Expenses

Research and development.    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.3 million for the three months ended September 30, 2002, and $2.2 million for the comparable quarter of 2001, representing an increase of $0.1 million, or 3.4%, and were $6.7 million for the nine months ended September 30, 2002, and $6.4 million for the comparable period of 2001, representing an increase of $0.3 million, or 5.2%. These increases were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products and partially offset by a reduction of $0.1 million and $0.5 million for the three and nine month periods ended September 30, 2002, respectively, due to currency exchange as a somewhat weaker New Israeli Shekel affected the costs in our Israeli operations. Research and development expenses as a percentage of total revenues were 16.4% for the three months ended September 30, 2002, and 22.6% for the comparable quarter of 2001 and were 17.7% for the nine months ended September 30, 2002, and 23.4% for the comparable period of 2001. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel for sales and marketing personnel and promotional and advertising costs. Sales and marketing expenses were $5.3 million for the three months ended September 30, 2002, and $4.4 million for the comparable quarter of 2001, representing an increase of $0.9 million, or 21.2%, and were $14.7 million for the nine months ended September 30, 2002, and $12.2 million for the comparable period of 2001, representing an increase of $2.5 million, or 20.4%. These increases were primarily attributable to the hiring of additional sales and marketing personnel, including related travel and office expenses, for an increase of approximately $0.4 million and $1.5 million in the three and nine months periods, respectively.

The balances of the increases were primarily due to higher commission expenses resulting from higher revenue levels. Sales and marketing expenses as a percentage of total revenues were 37.8% for the three months ended September 30, 2002, and 44.5% for the comparable period of 2001, and were 38.7% for the nine months ended September 30, 2002, and 44.6% for the comparable period of 2001. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and expand our strategic programs.

General and administrative.    General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel and expenses for facilities, insurance, and professional services fees. General and administrative expenses were $1.5 million for the three months ended September 30, 2002, and $1.3 million for the comparable quarter of 2001, representing an increase of $0.2 million, or 13.9%, and were $4.2 million for the nine months ended September 30, 2002, and $3.7 million for the comparable period of 2001, representing an increase of $0.5 million, or 13.8%. These increases were primarily attributable to the increased personnel in our finance, legal and investor relations’ functions and an increase in insurance expenses. General and administrative expenses as a percentage of total revenue were 10.7% for the three months ended September 30, 2002, and 13.3% for the comparable quarter in 2001, and were 11.0% for the nine months ended September 30, 2002, and 13.4% for the comparable period of 2001. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs and insurance.

Non-cash charges related to equity issuance.    Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options at the date of grant, as well as the measurement of the fair value of the non-employee share options. Our share-based compensation expenses, reported in operating expenses, were $34,000 for the three months ended September 30, 2002, and $110,000 for the comparable quarter of 2001, and were $243,000 for the nine months ended September 30, 2002, and $492,000 for the comparable period of 2001. In addition, $2,000 was reported in cost of other services for the three months ended September 30, 2002, and $6,000 for the nine months ended September 30, 2002. The deferred share-based compensation is amortized over the vesting schedule of the underlying options, generally four years.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $409,000 for the three months ended September 30, 2001, to $274,000 for the comparable quarter of 2002, and from $1.1 million for the nine months ended September 30, 2001, to $688,000 for the comparable period of 2002. These decreases were primarily due to lower interest rates received on cash and cash equivalents balances. As a percent of total revenue, interest income, interest expenses and other income, net decreased from 4.2% for the three months ended September 30, 2001, to 2.0% for the comparable quarter of 2002, and from 4.1% for the nine months ended September 30, 2001, to 1.8% for the comparable period of 2002.

Income taxes

We recorded provisions for income taxes of $527,000 in the three months ended September 30, 2002, and $66,000 for the comparable quarter of 2001, and $1.3 million in the nine months ended September 30, 2002, and $151,000 for the comparable period of 2001. The provisions for income taxes in these related periods are primarily due to U.S. alternative minimum taxes.

We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances including acquisition activities.

Liquidity And Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares, pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of September 30, 2002, we had cash and cash equivalents of $71.1 million, an accumulated deficit of $8.0 million and working capital of $51.4 million.

On March 26, 2001, we completed our initial public offering (“IPO”) of ordinary shares in which we sold 3,335,000 shares at a price of $7.00 per share. In April 2001 our underwriters exercised their over-allotment option for an additional 500,250 ordinary shares at the same price set in the IPO. Total net proceeds, including the exercise of the over-allotment option, less underwriting discounts, were approximately $25.0 million.

Net cash provided by operating activities was $11.5 million for the nine months ended September 30, 2002, and $12.3 million for the comparable period of 2001. Cash provided by operating activities for each period resulted primarily from the net income and increases in deferred revenue in those periods.

Net cash used in investing activities was $724,000 for the nine months ended September 30, 2002, and $935,000 for the comparable period of 2001. Investing activities in the nine months ended September 30, 2002, consisted primarily of $734,000 in capital expenditures. Investing activities in the nine months ended September 30, 2001, consisted primarily of $1.2 million in capital expenditures, partially offset by net sales of $287,000 of short-term investments.

Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2002, resulting primarily from exercise of share options by employees and the purchase of shares under our equity incentives plans. Net cash provided by financing activities was $22.5 million for the nine months ended September 30, 2001, resulting primarily from our IPO, partially offset by the repayment in full of our bank term loan balance of $265,000.

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

We incur expenses denominated in the local currencies in Israel and Europe. As exchange rates vary, these expenses, when translated into United States dollars, may vary from expectations and adversely affect overall profitability.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of September 30, 2002, consists primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

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

These investments, included in our cash and cash equivalents, are exposed to short-term fluctuations in interest rates. Should interest rates fall, our cash equivalents may produce less income than expected. During the period ended September 30, 2002, decreases in interest rates did not have a material impact on our operating results. Our long-term liabilities, largely composed of deferred revenues, are not subject to interest rate risk. Given the liquid nature of our cash and cash equivalents and the non-exposed nature of our long-term liabilities, we have concluded that we do not have material market risk exposure due to changes in interest rates.

Item 4.     Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Changes In Securities and Use of Proceeds

During the three months ended September 30, 2002, we issued an additional 68,806 ordinary shares as a result of the exercise of share option grants. The aggregate net consideration received by the Company for the issuance of the ordinary shares was $259,000. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements, filed with the SEC on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

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

We intend to use the aggregate net proceeds from our initial public offering, share purchases pursuant to equity incentives plans and cash generated from operation activities for general corporate purposes, capital expenditures and potential acquisitions of complementary businesses, products and technologies. Pending these uses, these cash balances have been and will continue to be invested in interest bearing, investment grade securities.

Item 3.     Default Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the third quarter by the company’s Audit Committee to be performed by Ernst & Young, the Company’s independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the third quarter are each considered by the company to be either audit-related services which are closely related to the financial audit process or related to taxation matters.

Item 6.      Exhibits and Reports on Form 8-K.

(a)  See Exhibit Index on Page 18.
(b)  No report on Form 8-K was filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSITY LTD. (Registrant)

Date:	November 12, 2002	By:	/s/ Charles G. Alvarez
Charles G. Alvarez Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Moshe Gavrielov, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verisity Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Moshe Gavrielov
Chief Executive Officer

I, Charles Alvarez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verisity Ltd;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Charles Alvarez
Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1*	Articles of Association, as amended.

3.2*	Amendment to the Articles of Association

3.3*	Form of Amended and Restated Articles of Association.

3.4*	Memorandum of Association, as amended.

4.1*	Form of Share Certificate.

4.3*	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.

4.4*	Warrant to Purchase up to an Aggregate of 19,551 Series D Preferred Shares.

10.1*	Loan Modification Agreement dated as of December 30, 1999, by and between Verisity Design, Inc. and Silicon Valley Bank.

10.2*	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.

10.3*	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.

10.4*	Lease Agreement dated as of July 29, 1997 by and between Mifalei Locky, 1’Bniya Ltd. and Verisity Ltd.

10.5*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.

10.6*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.

10.7*	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.

10.8*	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.

10.9*	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.

10.10*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.11*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.12**	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.

10.13*	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.

10.14*	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.

10.15*	Letter Distributor Agreement dated as of December 1, 1998 by and between Verisity Design, Inc. and Integrated Systems Scandinavia AB.

10.16*	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.

10.17*	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.

10.18*	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.

10.19*	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.

10.20*	Secured Promissory Note from Moshe Gavrielov to Verisity Design, Inc. dated March 23, 1998.

10.21*	Form Software License Agreement.

10.23*	Share Restriction Agreement effective as of March 23, 1998 by and between Verisity Ltd. and Moshe Gavrielov.

10.24*	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.

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

10.38*	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39*	Verisity Ltd. 2000 Directed Share Plan.

10.40*	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.

10.41*	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42*	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43**	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

21.1*	List of subsidiaries.

99.2	Certification pursuant to 18.U.S.C. Section 1350 for the current period.

99.3	Certification pursuant to 18.U.S.C. Section 1350 for the current period.

*	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
**	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.