Form 10-K
period 2002-12-31
VERISITY LTD
filed 2003-03-21
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the ordinary shares on February 28, 2003, as reported on the Nasdaq National Market, was approximately $76,099,460. Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12(g) of the act:

Ordinary shares, par value 0.01 NIS per share

As of February 28, 2003, there were 19,930,567 of registrant’s ordinary shares, par value 0.01 NIS per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2003 Annual General Meeting of Shareholders.

VERISITY LTD.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

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

We wholly own the following subsidiaries: (1) Verisity Design, Inc.—founded in June 1996, and located in the U.S., (2) Verisity Design EURL—headquartered in France, founded in July 1999, and includes U.K. operations as well, (3) Verisity Design GMBH—founded in Germany in September, 1999, and (4) Verisity Design Canada—founded in Canada in July 2000.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.verisity.com.

Industry Background

The communications, consumer electronics and computers segments as well as other segments of the global electronics industry continue to expand. Within these segments, devices such as high speed network routers, mobile telephones, personal digital assistants and Internet appliances are revolutionizing the way businesses and consumers interact and exchange information. These devices are all examples of complex electronic systems that are comprised of ICs, which implement their key functions. Over the past decade, rapidly growing demand for smaller, faster, more power efficient and increasingly reliable communications and computing devices has created a significant market opportunity for companies to develop more complex systems and ICs that integrate a greater number of highly sophisticated functions.

Advances in system and IC complexity

During the past two decades, systems and the ICs used within them have become increasingly complex in response to business and consumer demand. In 1980, the most complex ICs contained tens of thousands of transistors, which are the basic building blocks of ICs. Today’s most complex ICs contain tens of millions of transistors and are designed to perform a growing number of sophisticated functions. Some of these complex ICs, known as systems-on-chips, or SoCs, integrate a microprocessor, which controls the logic functions of the device, with other functional modules such as memory and digital signal processors onto a single chip. Only a few years ago each of these functions required a separate IC or even an entire circuit board. For instance, today’s most advanced mobile telephones contain a single SoC that performs all the traditional telephone functions and integrates advanced functions such as address books, organizers and web browsers. Consequently, these phones are smaller, more reliable and have longer battery lives than earlier product generations. Dataquest estimates that the worldwide market for SoCs will grow from $21.0 billion in 2001 to $50.0 billion in 2006, which represents a compounded annual growth rate of approximately 19%.

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

Dataquest estimates that the third party market for IP cores grew from $713.5 million in 2000 to approximately $891.6 million in 2001, which represents an annual growth of 25%.

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

As designs have become increasingly more complex, creating the number and types of test scenarios sufficient to identify all potential design flaws has become far more challenging. As a result, system and IC designers have deployed more engineering and computing resources to address functional verification. Today, functional verification typically accounts for between 50% and 70% of the total development resources devoted to electronic systems and complex ICs. In many cases, the design verification team is now larger than the team of engineers that creates the design for the system or IC. This has created a shortage of trained verification engineers, resulting in a significant bottleneck in the overall time-to-market for many new products. Dataquest identifies the ESL (Electronic System Level) Test and Verification sub-application as the “shining star of ESL”, primarily because of the impact on RTL (Register Transfer Level) verification. They report that the ESL Test and Verification market (in which we sell our products) continues to grow and is expected to expand at a compounded annual growth rate of over 11% from 2002 through 2006. According to Dataquest, Verisity had 58% of the ESL Test and Verification market in 2001.

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

Design flaws that are discovered in the manufactured device can be costly, requiring the redesign and remanufacture of the IC, a process commonly referred to as a re-spin. Multiple re-spins are common before the first commercial shipment, with costs ranging from hundreds of thousands of dollars to over $1 million for each re-spin of today’s typical 0.13 micron application-specific IC Re-spins also disrupt production planning and consume valuable engineering resources.

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

Our products solve critical functional verification challenges

We enable our customers to realize these critical business objectives with products that provide the following key benefits to the process of functional verification:

•	Enhanced detection of design flaws. Our products identify design flaws in real world scenarios that are typically extremely difficult to anticipate and detect prior to manufacturing the system or IC. The enhanced early detection of these design flaws yields higher quality devices and reduces the number of re-spins.

•	Improved productivity through greater automation. Our products enhance engineering productivity by automating manual processes such as generating test scenarios and analyzing design coverage. We also provide an extensive collection of customizable approaches, or methodologies, that solve many common functional verification problems.

•	Increased reuse of verification environments and components. Our products enable engineers to create customizable verification environments that can be readily reused for other design projects. In order to avoid needless redesign of verification environments, we also provide off-the-shelf verification components for standard interfaces which permit the exchange of data among a variety of communications and computing devices. A common example of a standard interface is the Peripheral Component Interconnect, or PCI, standard.

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

Establish our e verification language as the industry standard

Specman Elite utilizes e, a specialized functional verification software language that we have developed. We are promoting the use of e as the industry standard verification language with a goal of ensuring the interoperability of our products with emerging technologies and building greater barriers to competition. The elements of this strategy include:

•	Broad usage. We will continue to target leaders in the communications and other high growth segments of the electronics industry as strategic customers for adopting Specman Elite and the e verification language in order to establish e as the industry standard.

•	LicenseE program. Through this program, we will continue to license e to third parties, such as Axis Systems, STARC and SynaptiCAD to enable them to independently support the e language as an interface to their products.

•	Industry standards bodies. To further encourage widespread industry adoption, we intend to promote e to standards bodies and are currently working with the Institute of Electrical and Electronics Engineers (“IEEE”).

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

Specman Elite

Our top selling Specman Elite software product automates the overall process of functional verification. Specman Elite improves the overall quality of a design by detecting many subtle design flaws through its ability to rapidly generate real world test scenarios for the design being verified. It also increases engineering productivity by automating manual processes such as developing verification environments, generating tests, checking results and analyzing coverage.

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

Verification Advisor

Our Verification Advisor product provides our customers with an extensive collection of verification methodologies designed to accelerate the use of our Specman Elite product. These methodologies and example templates written in e reflect our recommended “best practices” to address real world functional verification problems. These are organized in an easy-to-use database accessible via any standard web browser. For example, an engineer who needs advise on implementing a test plan could access Verification Advisor to quickly find suggestions and examples for that purpose. In many cases, Verification Advisor reduces the amount of time needed to create verification environments. Furthermore, because Verification Advisor accelerates the learning process of engineers, it decreases our cost of customer support.

e Verification Components

e Verification Components, are pre-verified, reusable pieces of verification code written in e. Verification engineers use e Verification Components with Specman Elite to significantly shorten the time it takes to create many verification environments. e Verification Components are used primarily within the communications and other high growth segments of the electronics industry that are dependent on standard interfaces such as PCI, Ethernet, USB and ARM AMBA.

eRM

Our e Reuse Methodology (eRM) provides dramatic productivity gains through it’s comprehensive set of best-known methods for e Verification Components development practices. eRM provides best-known methods and Specman Elite functionality to deliver reusable, consistent, extensible, plug-and-play verification environments and e Verification components. With eRM, e environments and e Verification Components are developed using consistent terminology, architecture, coding style and packaging—thereby eliminating incompatibility issues and creating a pool of truly reusable and interoperable verification components.

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

We also support customers who license our products through paid maintenance and support services. These support services include periodic product updates, if and when available, and remote technical support through electronic mail, web based systems and telephone hotlines from our Mountain View, California and Rosh Ha’ain, Israel locations. These support services are generally sold when one of our customers purchases either a time-based license or a perpetual license to use our products. Each year, we have released one or more new updates to our products. Our customers with perpetual licenses or time-based licenses with terms greater than one year may elect to renew maintenance on an annual basis.

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

Pure IP program

Through our Pure IP program, we build alliances with Specman Elite customers that are either influential independent IP providers or semiconductor companies that also provide IP cores. These companies, which include ARM, LSI Logic and Rambus, can deliver our Invisible Specman product as part of the verification toolkits they deliver to their IP customers. They benefit from participating in our program by reducing the cost of supporting their IP customers through the difficult task of verifying the integration of the provider’s IP cores into their customers’ designs. We benefit from our Pure IP program by obtaining significant industry endorsements from these influential leaders in the semiconductor and independent IP provider industries. This usage and endorsement generates greater market demand for Specman Elite.

LicenseE program

Our LicenseE program enables tool vendors to license our e language for use as an interface to their products. These vendors benefit by leveraging our existing customer base familiar with e in an effort to proliferate their products more rapidly. We benefit by further proliferating e as an industry standard, and by improving the interoperability of our products with those of other vendors. Among the several companies that have participated in this program, include: @HDL, Averant, Axis Systems, Prover Technology, NoBug Consulting, Novas Software, STARC, SynaptiCAD and TNI-Valiosys. In addition to commercial partners, customers have joined the LicenseE program in order to help drive the e verification language to be an open, public standard. These customers include: ARM, Black Cat Electronics, Cisco Systems, Infineon Technologies, LSI Logic, PMC-Sierra and ST.

Verification Alliance program

To improve time-to-market and to supplement their internal engineering resources, a growing number of companies that design systems and ICs utilize outside consultants for assistance with their functional verification efforts. Through our Verification Alliance program, we enroll many consulting organizations that perform contract verification work. The consultants benefit from the program by obtaining access to our suite of advanced verification products and our existing customer base. The program helps us proliferate our functional verification tools and underlying methodologies, including the e verification language. We currently have over 100 consulting organizations and consultants enrolled in the program, located in the United States, Europe, Israel and Asia. In addition, several of these companies are now developing commercial e Verification Components as part of their business model.

University Program

Our University Program was developed to support educational institutions in their verification-related education and research. The program unites us with universities all over the world in providing engineers with open access to our tools and the e verification language. Some of the members in the program include: Chemnitz University of Technology, India Institute of Bombay, Michigan State University, North Carolina State University, Pennsylvania State University, Syracuse University, Technion Israel Institute of Technology and University of Pittsburgh.

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

Direct sales

We license our software products to customers primarily through our direct sales organization. As of December 31, 2002, our direct sales staff totaled 74 employees located in 17 sales offices. Our sales staff includes both sales personnel and consulting engineers, who are our field engineers.

Our sales personnel and consulting engineers operate out of our sales and customer support offices in the following North American locations: Austin, Texas; Chicago, Illinois; Dallas, Texas; Denver, Colorado; Mountain View, California; Ottawa, Canada; Phoenix, Arizona; Portland, Oregon; Research Triangle Park, North Carolina; San Diego, California; Morristown, New Jersey and Westborough, Massachusetts. In Europe, we have sales and customer support centers in London, England; Munich, Germany and Paris and Grenoble, France. In the Far East, we have a customer support center in Singapore and we also have a regional sales and support office in Rosh Ha’ain, Israel.

Indirect sales

We also sell our products through independent sales representatives and distributors. We have a sales representative that covers Japan on an exclusive basis with respect to Specman Elite and on a non-exclusive basis with respect to SureCov. This representative also has an office in San Jose, California to maintain a sales and customer support relationship with predominantly Japanese systems and semiconductor companies that do business in the San Jose metropolitan area. We also have non-exclusive representatives in Scandinavia, India, Taiwan and China. In Korea we distribute our products through an exclusive distributor. These outside sales representatives and distributor organizations also have technical support resources. Our revenue through these indirect channels accounted for 17.0% of our total revenue in 2000, 11.8% of our total revenue in 2001 and 7.7% of our total revenue in 2002.

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

We believe that the principal competitive factors in the functional verification market include technology, product performance and capabilities, compatibility and interoperability with other verification and design tools, reputation within the installed customer base, customer service and support, access to customers, expertise, support of standards, regional sales and technical support and price. We believe that we compete favorably with respect to these factors. However, we believe that we will continue to experience increased competition from both existing and potential new entrants into the functional verification market, some of which may have longer operating histories, greater overall brand recognition and significantly greater financial and marketing resources.

Technology, Research and Product Development

Technology

Our Specman Elite software product is the first commercial solution that combines the key technologies needed to automate functional verification. These innovative technologies include constraint-driven test generation, data and assertion checking and functional coverage analysis. The test generator can create test data according to a series of constraints that allow for a relatively concise description of valid or even invalid input states. It will work within these constraints to automatically generate any number of test values. A relatively simple modification of selected constraints directs the generated values to focus on selected functions of the design being tested. Assertion checking allows an engineer to monitor certain events within a stated time period. The functional coverage analysis shows an engineer what functionality has or has not been exercised during simulations. The engineer can modify the test constraints to direct testing at any desired function or portion of a device being tested, and the functional coverage analysis can highlight additional areas the engineer should consider.

Another important technology innovation within Specman Elite is the e verification language. This software language, which directs the Specman Elite functions, is particularly well suited for the description of hardware behavior, including time-related and hardware function elements, as well as specific features for verification.

Our e Verification Components, significantly shorten the time it takes to create a verification environment. e Verification Components are pre-verified, reusable pieces of verification code written in e. e Verification Components comprise a complete verification environment including test generation, assertions and monitors, and functional coverage. e Verification Components are configurable and extensible to satisfy each specific verification environment’s requirements.

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

Research and development

Our research and development expenses were $7.3 million in 2000, $8.9 million in 2001 and $9.2 million in 2002. We expect that these costs will increase in the future as we attempt to maintain a leading technology position in the functional verification market. As of December 31, 2002, we had more than 65 employees engaged in research and development activities.

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

As of January 31, 2003, we have 7 patents issued in the United States and 11 patent applications on file with the USPTO. Once granted, the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest two issued patents can remain effective until August 7, 2017 and until February 6, 2018. Although we have no patents issued in any other jurisdiction, we have 3 patent applications on file with the European Patent Office, 6 patent applications on file under the Patent Cooperation Treaty process, 2 Israeli patent applications and one Japanese patent application. These patents, if granted, will allow us to take legal action against others who may infringe on our core technologies covered by the patent claims. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed, other than the four that have already been allowed by the USPTO, that any issued patents will protect our intellectual property or will not be challenged by third-parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents.

In addition, as of January 31, 2003, we had 5 United States trademark registrations with respect to our Verisity and Sure branded products. We also had approximately 18 additional applications pending or registrations granted in various countries where we focus our sales efforts, specifically for Verisity, Specman, Specman Elite, Invisible Specman, and other important corporate names. These existing registrations, and those that may be granted in the future, will improve our ability to take legal action against others who may use these or similar marks on similar goods and services in the respective countries. However, unlike patents, in the United States and in some foreign countries we may have certain rights with respect to our trademarks even though they are not registered with the respective national trademark offices. We cannot be sure that the USPTO or other national trademark offices will issue registrations for any of our pending trademark applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

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

Employees

As of December 31, 2002, we employed 200 people, of whom 111 worked in North America, 67 worked in our Israeli facilities and 22 worked in Europe. Of the North American employees, 62 were in sales and marketing, 17 were in research and development, 19 were in general and administration and 13 were in technical customer support. Our employees in Israel worked primarily in research and development. Our employees in Europe worked primarily in sales and customer support. Our employees are not represented by a collective bargaining agent, except as may be required by government legislation or regulation. We consider our relations with our employees to be good, and we will continue to strive to provide a positive working environment for our employees.

Revenue by Geographic Area

The following is a summary of operations within geographic areas based on the location of the entity making the sales:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Revenue from sales to unaffiliated customers:
United States	$16,273	$29,760	$39,553
Israel	2,205	3,274	3,652
Europe	3,021	5,703	9,319

	$21,499	$38,737	$52,524

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

In addition, we lease four facilities with a total of approximately 16,200 square feet in Rosh Ha’ain, Israel, approximately 10 miles from Tel Aviv. Those facilities house a substantial portion of our research and development employees, a portion of our customer service and support team and the local sales team. All four leases expire on February 2005, with an option for a two-year extension.

We also occupy an additional 3,200 square feet of office space in Massachusetts where we maintain our East Coast operations under a lease which expires on March 31, 2006 and 3,300 square feet of office in Austin, Texas under a lease agreement which expires on December 31, 2004. In addition, we occupy less than 1,000 square feet of space in each of our small regional sales offices located in Paris and Grenoble, France; London, England; Munich, Germany; Morristown, New Jersey and Austin and Dallas, Texas; each under leases for a term not exceeding one year. We believe that our existing leased office space will provide us with adequate facilities for our anticipated growth through at least 2003.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S ORDINARY EQUITY AND SHAREHOLDER MATTERS

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

	High	Low
Year ended December 31, 2001:
April 1, 2001–June 30, 2001	$19.610	$8.438
July 1, 2001–September 30, 2001	$18.050	$6.599
October 1, 2001–December 31, 2001	$19.440	$7.250
Year ended December 31, 2002:
January 1, 2002–March 31, 2002	$22.920	$15.050
April 1, 2002–June 30, 2002	$24.850	$13.690
July 1, 2002–September 30, 2002	$18.050	$11.050
October 1, 2002–December 31, 2002	$22.270	$11.300

As of January 31, 2003, there were approximately 133 recorded holders of our ordinary shares.

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

Equity Compensation Plan Information

Please see Item 12 of this form 10-K in which we incorporate by reference the Equity Compensation Plans Information from the Proxy Statement (as defined bellow).

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 2000, 2001, and 2002, and the selected consolidated balance sheet data as of December 31, 2001 and 2002, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1998 and 1999, and the selected consolidated balance sheet data as of December 31, 1998, 1999 and 2000, are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical financial information for all periods includes the operations of SureFire Verification, Inc., which we acquired on November 30, 1999. The transaction was accounted for using the pooling-of-interests method.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$7,075	$11,477	$21,499	$38,737	$52,524
Cost of revenue	1,853	1,907	2,492	3,432	2,958
Gross profit	5,222	9,570	19,007	35,305	49,566
Operating expenses:
Research and development, net	4,151	4,940	7,329	8,859	9,214
Sales and marketing	5,133	8,790	11,469	17,098	20,092
General and administrative	2,347	3,070	3,917	5,078	5,559
Non-cash charges related to equity issuances (1)	71	191	910	776	393

Total operating expenses	11,702	16,991	23,625	31,811	35,258
Operating income (loss)	(6,480)	(7,421)	(4,618)	3,494	14,308
Other income (expenses), net	(12)	285	210	1,454	864

Net income (loss) before income taxes	(6,492)	(7,136)	(4,408)	4,948	15,172
Provision for income taxes	—	—	—	250	1,822

Net income (loss)	$(6,492)	$(7,136)	$(4,408)	$4,698	$13,350

Basic earnings per share:
Basic net income (loss) per ordinary share	$(1.61)	$(1.34)	$(0.64)	$0.31	$0.71

Shares used in per share calculation	4,042	5,311	6,870	15,356	18,934

Diluted earnings per share:
Diluted net income (loss) per ordinary share	$(1.61)	$(1.34)	$(0.64)	$0.24	$0.63

Shares used in per share calculation	4,042	5,311	6,870	19,632	21,254

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Cash equivalents	$3,424	$10,811	$18,388	$58,488	$79,509
Working capital	1,751	7,944	6,523	34,771	56,110
Total assets	9,164	17,526	32,287	71,838	96,417
Long term obligations, less current portion	51	1,388	3,269	2,594	6,433
Total shareholders’ equity	$3,251	$8,282	$5,075	$34,517	$52,449
(1) Non-cash charges related to equity issuances include the following:

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Cost of other services revenue	$—	$—	$23	$14	$7

Research and development, net	$—	$3	$218	$182	$67
Sales and marketing	—	24	331	290	162
General and administrative	71	164	361	304	164

Total included in operating expenses	$71	$191	$910	$776	$393

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 1996, we released our original Specman functional verification software product. In the second quarter of 1998, SureFire released our SureCov software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In the fourth quarter of 1999, we released our SureLint software product. In the second quarter of 2002 we introduced a major upgrade to our Specman Elite product. We have also introduced several other products and support programs, which enhance the use of our products in the functional verification process.

Our sales are generally denominated in United States dollars; however, a portion of our operating expenses in international locations is denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal. However, as our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

Our total revenue, which consists of license revenue, maintenance revenue and other services revenue, was $21.5 million in 2000, $38.7 million in 2001 and $52.5 million in 2002. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for support and product updates, typically for a one-year period. Other services revenue consists of training and consulting fees. Historically, we have generated the majority of our total revenue from license fees. However, as a result of our growing customer base, maintenance revenue has increased as a percent of total revenue. We currently derive substantially all of our total revenue from the sale of licenses for a small number of software products and related maintenance and other services. Sales of our Specman Elite and other functional verification class of products accounted for 100% of our license revenue in 2000, 2001 and 2002. We expect that substantially all of our revenue in 2003 will continue to be generated from sales of licenses of our functional verification products and related maintenance and other services.

Throughout 2002 our customers faced a difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. This uncertainty continued throughout 2002 without perceptible relief. The result of this prolonged uncertainty caused most customers, particularly the financially weakest, to scrutinize more heavily their R&D investments with spending decisions being delayed as long as possible and, in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business.

While new orders for our functional verification products, maintenance and other services increased in 2002 over order levels recorded in 2000 and 2001, the rate at which new orders were received slowed in the latter half of the year and did not keep pace with the growth in reported revenue, due primarily to the economic environment. As a result, we expect future near-term revenue to decline sequentially and we cannot predict with any certainty if and when forward-looking revenue may increase. Please see the risk factor for the effect on our revenue if our products are not adopted.

We sell our products and related maintenance and other services directly through our sales force and through indirect channels that include international distributors and sales representatives. Direct sales account for substantially all of our sales in North America. Revenue from sales outside North America accounted for 35.5% of our total revenue in 2000, 33.1% of our total revenue in 2001 and 32.4% of our total revenue in 2002. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

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

Our products are generally priced based on a perpetual or an annual time- based fee per license. Our list prices generally range from $5,000 to $50,000 per license, depending on the product and the license term. We generally price one year of maintenance at 15% of the list price of a perpetual license. Our perpetual and time-based licenses are always sold with maintenance. Maintenance for perpetual licenses may then be separately renewed.

Since we commenced operations in 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales and marketing and technical customer support departments and to establish an administrative organization. As a result, we had an accumulated deficit of $4.0 million as of December 31, 2002. We anticipate that our operating expenses will increase substantially in the future as we fund additional research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, increase our technical services capabilities and improve our operational and financial systems. Accordingly, we will need to generate higher revenue in the future to sustain our profitability. Please also refer to the “Risk Factors”.

We had 200 employees as of December 31, 2002, an increase from 182 employees as of December 31, 2001.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to collection of accounts receivable, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Accounting for research and development costs;

•	Accounting for doubtful accounts;

•	Accounting for share based compensation;

•	Accounting for income taxes.

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

In accordance with SOP No. 97-2, vendor specific objective evidence, or VSOE, of fair value of maintenance can be determined by reference to the price the customer is charged when maintenance is sold separately, which is based on the price we established and have received from our customers for separate maintenance renewals. Because almost every purchaser of perpetual software licenses subsequently purchases separate annual maintenance renewals, we believe we have VSOE of fair value for these maintenance arrangements. However, with respect to our time-based licenses with terms of less than 24 months, we have concluded that we do not have VSOE of fair value for maintenance. As a result, we recognize the revenue for these time-based licenses ratably over the period of the arrangement.

Further, with respect to these time-based license arrangements, we allocate the revenue based on our standard price list, which has resulted in approximately 70% being allocated to license revenue and 30% being allocated to maintenance revenue.

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

Accounting for research and development costs.    We apply Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” to software technologies we develop internally. We include internal development costs in research and development, and we expense those costs as they are incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which, based upon our development process, generally occurs upon the completion of a working model. To date, the costs incurred between the completion of a working model and the general availability of our products have not been significant. Accordingly, we have not capitalized any software development costs to date.

Accounting for doubtful accounts.    Our accounts receivable are mainly derived from sales to customers located primarily in North America, Europe, Israel and the Far East. We perform periodic credit evaluations of our customers’ financial condition and generally do not require them to pledge collateral or grant us a security interest in their assets to secure their payment obligation to us. As of December 31, 2001, and 2002, the allowances for doubtful accounts were nil and $4,000, respectively.

Accounting for share based compensation.    We recorded deferred share compensation on our balance sheet of $2.1 million in connection with the share options that were granted to our employees from July 1, 1999 to December 31, 2001. This deferred share compensation is amortized over the vesting period of the related options, which is generally four years, using the graded method. During 2000, 2001, and 2002, we amortized $905,000, $684,000 and $331,000 of deferred share compensation, respectively. We expect the remaining deferred share compensation at December 31, 2002 at the amount of $139,000 will be amortized as follows: $125,000 for the year ending December 31, 2003 and the balance thereafter.

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

Under Israeli tax law, Israeli companies are generally subject to income tax at the corporate tax rate of 36%. However, income recognized by us from our investment programs that have been granted “approved enterprise” status is tax exempt or taxed at a lower rate for a specified period commencing on the date we exhaust any net operating loss carryforwards. These tax benefits are not available to us with respect to income of our subsidiaries. If these tax incentives are not renewed, if the tax rates applicable to us are rescinded or changed, or if tax authorities successfully challenge the manner in which profits are recognized among our subsidiaries or within specified tax jurisdictions, our worldwide effective tax rate could increase and our results of operations and cash flow could be materially harmed.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	1999	2000	2001	2002
Consolidated Statements of Operations Data:
Revenue:
License	64.6%	65.5%	65.4%	62.1%
Maintenance	26.0	26.7	29.4	34.9
Other services	9.4	7.8	5.2	3.0

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.7	1.9	1.4	0.3
Maintenance	13.0	7.1	4.5	3.9
Other services	1.9	2.6	3.0	1.4

Total cost of revenue	16.6	11.6	8.9	5.6
Gross profit	83.4	88.4	91.1	94.4
Operating expenses:
Research and development, net	43.0	34.1	22.9	17.5
Sales and marketing	76.6	53.4	44.2	38.3
General and administrative	26.8	18.2	13.1	10.6
Non-cash charges related to equity issuances	1.7	4.2	2.0	0.7

Total operating expenses	148.1	109.9	82.2	67.1
Operating income (loss)	(64.7)	(21.5)	8.9	27.3
Other income, net	2.5	1.0	3.8	1.6

Net income (loss) before income taxes	(62.2)	(20.5)	12.7	28.9
Provision for income taxes	—	—	0.6	3.5

Net income (loss)	(62.2)%	(20.5)%	12.1%	25.4%

Years Ended December 31, 2001 and 2002

Total revenue

Our total revenue increased by 35.6% from $38.7 million for the year ended December 31, 2001 to $52.5 million for the year ended December 31, 2002. This increase was attributable to additional sales to our existing customers and, to a lesser extent, sales to new customers. For the year ended December 31, 2001, no single customer accounted for 10.0% or more of our total revenue. In the year ended December 31, 2002, one customer, who contributed 10.8% of total revenue, was the only customer to account for more than 10% of total revenue. Please see “Risk Factors” regarding the effect on our business if we lose such customers.

License revenue.    Our license revenue increased by 28.6% from $25.4 million for 2001 to $32.6 million for 2002. Of this increase approximately 74% was attributable to an increase in the volume of licenses sold to our existing customers with the balance representing sales to our new customers. The volume increase also resulted from a larger and more productive sales force. Revenue from perpetual licenses decreased 28.7% from $11.5 million for 2001 to $8.2 million for 2002 and revenue from time-based licenses increased 76.2% from

$13.9 million for 2001 to $24.4 million for 2002. This reflects a continued movement by our customers toward election of time-based licenses over perpetual licenses. We believe the primary reason for this trend is that it provides customers the most affordable means for licensing our products.

Maintenance revenue.    Our maintenance revenue increased by 61.1% from $11.4 million for 2001 to $18.3 million for 2002. This increase was attributable to recognition of maintenance revenue in connection with the sale of new licenses.

Other services revenue.    Our other services revenue decreased by 20.4% from $2.0 million for 2001 to $1.6 million for 2002. This decrease was primarily attributable to fewer training services being requested by our customers, which we believe resulted from reduced travel for security and budgetary purposes.

Cost of revenue

Cost of license revenue.    Our product delivery costs are minimal as our software products are substantially always delivered through electronic transmission. Our cost of license revenue decreased 70.9% from $561,000 for 2001 to $163,000 for 2002. This decrease was primarily due to the fact that in 2001, we accrued for royalties due to the Office of Chief Scientist in Israel (OCS), for which all obligations were fully repaid during the fourth quarter of 2001, resulting in no royalties being due to the OCS during 2002. As a percent of license revenue, the cost of license revenue decreased from 2.2% for 2001 to 0.5% for 2002. This decrease was primarily due to the fact that we repaid fully the OCS royalties during the fourth quarter of 2001. We expect that the absolute dollar amount of the cost of license revenue will increase over the next 12 months if the sale of licensed software products continues to increase and/or if we should license third party verification products for resale.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Our cost of maintenance revenue increased 20.8% from $1.7 million for 2001 to $2.0 million for 2002. This increase was primarily attributable to increased technical customer support personnel to provide improved levels of support to a growing customer base. As a percent of maintenance revenue, the cost of this revenue decreased from 14.9% for 2001 to 11.2% for 2002. This decrease was primarily due to the increased volume of maintenance renewals. We expect that the absolute dollar amount of the cost of maintenance revenue will continue to increase in the next 12 months.

Cost of other services revenue.    Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Our cost of other services revenue decreased 36.3% from $1.2 million for 2001 to $752,000 for 2002. This decrease was primarily attributable to the decrease in externally contracted training services. As a percent of other services revenue, the cost of this revenue decreased from 58.9% for 2001 to 47.2% for 2002. We expect that the absolute dollar amount of the cost of other services revenue will continue to increase in the next 12 months if the sale of our other services increases.

Operating expenses

Research and development.    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Our research and development expenses increased 4.0% from $8.9 million for 2001 to $9.2 million for 2002. This increase was primarily attributable to the cost of additional software engineers who are focused on both enhancing the features and performance of existing products, as well as developing new products. As a percent of total revenue, research and development expenses decreased from 22.9% for 2001 to 17.5% for 2002. This decrease was primarily related to the increase in total revenue for the year ended 2002 as well as a foreign exchange benefit as the Israeli Shekel weakened in relation to the US dollar. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, and promotional and advertising costs. Our sales and marketing expenses increased 17.5% from $17.1 million for 2001 to $20.1 million for 2002. This increase was primarily attributable to the hiring of additional sales and marketing personnel for an increase of approximately $2.7 million including related travel expenses and expansion of our sales offices, particularly in Europe. As a percent of total revenue, sales and marketing expenses decreased from 44.1% for 2001 to 38.3% for 2002. This decrease was primarily attributable to the increase in total revenue for 2002. We expect that the absolute dollar amount of our sales and marketing expenses will continue to increase in future periods.

General and administrative.    General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations, information technology and finance personnel and expenses for facilities, insurance, and professional services. Our general and administrative expenses increased 9.5% from $5.1 million for 2001 to $5.6 million for 2002. This increase was primarily attributable to the increased personnel in our finance, legal and investor relations’ functions and an increase in insurance expenses. As a percent of total revenue, general and administrative expenses decreased from 13.1% for 2001 to 10.6% for 2002. This decrease was primarily attributable to the increase in total revenue for 2002. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs and insurance.

Non-cash charges related to equity issuances.    Non-cash charges related to equity issuances were $1.1 million for 2001 and $577,000 for 2002. These amounts, for 2001, related to research and development expenses of $182,000, cost of other services revenue of $14,000, sales and marketing expenses of $290,000, general and administrative expenses of $304,000 and $282,000 as a reduction to revenue in connection with options granted to distributors. These amounts, for 2002, related to the following: research and development expenses of $67,000, cost of other services revenue of $7,000, sales and marketing expenses of $162,000, general and administrative expenses of $164,000 and $177,000 as a reduction to revenue in connection with options granted to distributors.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $1.5 million for 2001 to $864,000 for 2002. This decrease was primarily due to lower interest rates received on cash and cash equivalents balances. As a percent of total revenue, interest income, interest expenses and other income, net decreased from 3.8% for 2001 to 1.6% for 2002.

Income taxes

We recorded an income tax provision of $1.8 million in 2002 and $250,000 in 2001. The provisions for income taxes in these related periods are primarily due to U.S. alternative minimum taxes and various withholding taxes.

As of December 31, 2001 and 2002, we had approximately $4.2 million and $8.2 million of federal net operating loss carryforwards, respectively, $300,000 and $300,000 of US federal research and development credit, respectively, and also $8.8 million and $13.4 million of Israeli net operating loss carryforwards, respectively, for tax reporting purposes available to offset future taxable income. These United States federal net operating loss carryforwards expire between the years 2012 and 2022. The Israeli net operating loss carryforwards do not expire. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances including acquisition activities.

Years Ended December 31, 2000 and 2001

Total revenue

Our total revenue increased by 80.2% from $21.5 million for the year ended December 31, 2000 to $38.7 million for the year ended December 31, 2001. This increase was attributable to additional sales to our existing customers and, to a lesser extent, sales to new customers. For the years ended December 31, 2000 and 2001, no single customer accounted for 10.0% or more of our total revenue.

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

Cost of revenue

Cost of license revenue.    Cost of license revenue includes royalties we pay to third parties, primarily the Israeli Office of the Chief Scientist, or OCS. The OCS royalties reflect our obligation to repay the research and development grants we received from the OCS in support of our software products developed in Israel. These royalties are payable at a rate of 3.0-3.5% of the license, maintenance and other services revenue attributable to the sale of our products which were developed from the funded research. Until repaid, original grants received after January 1, 1999, accrue interest at the 12-month LIBOR rate. As of December 31, 2001, we had fully repaid the royalties to the office of Chief Scientist. Our product delivery costs are minimal as our software products are substantially always delivered through electronic transmission. Our cost of license revenue increased 37.5% from $408,000 for 2000 to $561,000 for 2001. This increase was primarily due to increased sales of our licensed products. As a percent of license revenue, the cost of license revenue decreased from 2.9% for 2000 to 2.2% for 2001. This decrease was primarily due to the fact that we repaid fully the OCS royalties during the fourth quarter of 2001. We expect that the absolute dollar amount of the cost of license revenue will continue to increase over the next 12 months if the sale of licensed software products continues to increase.

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

Non-cash charges related to equity issuances.    Non-cash charges related to equity issuances were $1.0 million for 2000 and $1.1 million for 2001. These amounts, for 2000, related to research and development expenses of $218,000, cost of other services revenue of $23,000, sales and marketing expenses of $331,000, general and administrative expenses of $361,000 and $74,000 as a reduction to revenue in connection with options granted to distributors. These amounts, for 2001, related to the following: research and development expenses of $182,000, cost of other services revenue of $14,000, sales and marketing expenses of $290,000, general and administrative expenses of $304,000 and $282,000 as a reduction to revenue in connection with options granted to distributors.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net increased from $210,000 for 2000 to $1.5 million for 2001. This increase was primarily due to interest earned on our higher balances of cash, cash equivalent and short term investments. As a percent of total revenue, interest income, interest expenses and other income, net increased from 1.0% for 2000 to 3.8% for 2001.

Income taxes

We recorded an income tax provision of $250,000 in 2001 and no income tax provision in 2000. The provision for income taxes in 2001 relates primarily to U.S. alternative minimum taxes related to the usage of net operating loss carryforwards and various withholding taxes. There was no provision for income taxes in 2000 due to historic operating losses in all jurisdictions for which there was no current tax benefit.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares, pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of December 31, 2002, we had cash and cash equivalents of $79.5 million, an accumulated deficit of $4.0 million and working capital of $56.1 million. As of December 31, 2002, we had $12,000 of debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $195,000 that is fully provided for by monthly deposits into severance funds and insurance policies, with the remaining through an accrual.

Net cash provided by operating activities was $8.9 million, $17.7 million and $18.1 million for the years ended December 31, 2000, 2001 and 2002, respectively. Cash provided by operating activities in 2000 resulted primarily from an increase in deferred revenues and other liabilities and accrued compensation, partially offset by a net loss and increase in accounts receivable and prepaid expenses and other assets. Cash provided by operating activities in 2001 was primarily attributable to net income and an increase in deferred revenue, as well as a decrease in prepaid expenses and other assets and an increase in other liabilities and accrued compensation. Cash provided by operating activities in 2002 was primarily attributable to net income, and increases in deferred revenues and other liabilities and accrued compensation, partially offset by an increase in accounts receivable.

Deferred revenues result from the billing and collection of fees from our customers for the purchase of license agreements and maintenance services for which we have not yet recognized revenue. We will recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy and in accordance with accounting principles generally accepted in the United States. The long-term portion of deferred revenues reflects revenues that will be recognized more than 12 months in the future due to customers with license agreements or maintenance terms in excess of 12 months. In addition, certain of our software agreements require the staggered delivery of licenses over a period of time, some of which are in excess of 12 months in the future. Primarily as a result of increasing orders of these types and timely collections of associated accounts receivable, we have experienced positive cash flow from operating activities for the years ended December 31, 2000, 2001 and 2002.

Net cash used in investing activities was $1.2 million for the year ended December 31, 2000, $1.0 million for the year ended December 31, 2001, and $1.0 million for the year ended December 31, 2002. These investments were primarily for purchases of new computers, equipment and furniture as we expanded operations.

Net cash used in financing activities was $76,000 for the year ended December 31, 2000, which was substantially due to scheduled repayments of borrowings that were partially offset by the sale of $194,000 of ordinary shares primarily as a result of the exercise of options by certain employees.

Net cash provided by financing activities was $23.4 million for the year ended December 31, 2001, and was primarily due to the sale of $22.3 million, net of related expenses, of ordinary shares during our initial public offering in March 2001, and exercising of our underwriters’ over-allotment option in April 2001. The balance was provided by the exercise of share options by employees of $441,000, employees share purchase plan of $848,000 and partially offset by the scheduled repayment of a bank term loan of $265,000.

Net cash provided by financing activities was $4.0 million for the year ended December 31, 2002, and was provided by the exercise of share options by employees of $2.1 million, employees share purchase plan of $1.7 million and full repayment of a shareholder’s loan of $202,000.

As of December 31, 2002 we had a $2.0 million line of credit with Silicon Valley Bank secured by goods and equipment, working capital and intangible assets. This line of credit expired in January 2003. Advances under the line of credit were limited to a specified percent of eligible accounts receivable as defined in the line of credit agreement. As of December 31, 2001 and 2002, we had no borrowings outstanding under this line of credit and had available borrowings under the line of approximately $2.0 million.

In January 2003 we signed on a $5.0 million line of credit with Wells Fargo Bank secured by goods and equipment, working capital and intangible assets. No amounts were outstanding under this line of credit as of the date of filing the annual report on Form 10-K.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of our revenue;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the cost, timing and extent of our product development efforts;

•	the cost, timing and extent of our sales, marketing and general administrative activities; and

•	the available borrowings under line of credit arrangements.

We intend to continue to invest in the development of new products, enhancements to our existing products and expansion of our sales channels. The factors described above will affect our future capital requirements and the adequacy of our available funds.

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

Our future minimum payments under noncancelable operating and capital lease agreements at December 31, 2002 were as follows (in thousands):

Leases
Year ending December 31:
2003	$1,357
2004	440
2005	161
2006	24

$1,982

Included in the lease payments above are $9,000 under capital leases to be paid in 2003 and $3,000 to be paid in 2004.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in Israel, and also in North America, and sell those products primarily in North America, Israel, Europe and the Eastern Asia. Our sales outside North America were 33.1% of our total revenue in 2001 and 32.4% in 2002. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As substantially all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

We incur expenses denominated in the local currencies in Israel and Europe. As exchange rates vary, these expenses, when translated into United States dollars, may vary from expectations and adversely affect overall profitability.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of December 31, 2002, consists primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

Management’s intent and current practice is to invest funds in excess of current operating requirements in:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of corporations in the United States rated A1 or P1 by Standard & Poor’s or Moody’s Ratings; or

•	money market funds, deposits or notes issued or guaranteed by commercial banks meeting certain credit rating and net worth requirements with maturities of less than two years.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan .The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options.

Risk Factors

Our quarterly operating results and ordinary share price may fluctuate, because we have a limited ability to accurately forecast our quarterly sales and our costs are relatively fixed in the short term.

We expect our quarterly operating results to fluctuate significantly due to a variety of factors, many of which are outside of our control. Our revenue is difficult to predict and may fluctuate significantly from period-to-period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are relatively fixed in the short term. As an example, our research and development and sales and marketing expenses together accounted for more than 80% of our total operating expenses in 2000, 2001 and 2002. As a result, if our revenue is below expectations in any quarter, the negative effect may be magnified by our inability to adjust our spending on these activities in a timely manner to offset the revenue shortfall.

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

We have a history of losses, have only been profitable for the past nine quarters and may not be able to sustain profitability, which may cause the market price of our ordinary shares to decline.

Since we commenced operations in 1996, we have incurred significant net operating losses and we have an accumulated deficit of $4.0 million as of December 31, 2002. We have only been profitable since the fourth quarter of 2000. We expect to continue to incur additional operating expenses resulting primarily from research and development, sales and marketing, possible strategic acquisitions and general and administrative activities. As a result, we will need to generate significant revenue to sustain profitability. We may not be able to sustain profitability in the future. We anticipate that our expenses will increase substantially in the next 12 months as we:

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

We believe that broad market acceptance of our functional verification products will depend on several factors, including the ability to significantly enhance the productivity of functional verification, ease of use, interoperability with third-party vendors’ design automation and functional verification products, our customer’s assessment of our financial resources and our technical, managerial, service and support expertise, price and our customers’ financial condition.

Our revenue may decline substantially if our existing customers do not continue to purchase additional licenses or renew maintenance for our products.

We rely on the sale of additional licenses to, as well as the renewal of annual maintenance by, our existing customers. Additional revenue from our existing customers represented more than 90% of our total revenue in 2002. Even if we are successful in selling our products to new customers, if we fail to sell additional licenses for our products to our existing customers or if they fail to renew their annual maintenance agreements, we could experience a material decline in revenue. None of our current customers is obligated to license new or future generations of our functional verification products.

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

Specman Elite and our other related functional verification products and related maintenance and other services have accounted for approximately 100% of our revenue in each of the past seven fiscal years. We expect that these products and related maintenance and other services will continue to account for substantially all of our revenue in the foreseeable future. If this class of products fails to meet customer expectations so as to satisfy market demand, our business, financial condition and results of operations will suffer more than they would have if we offered a more diversified line of products.

Our customer base is concentrated, and the loss of one or more of our customers could harm our financial condition, results of operation and business.

We derive a significant portion of our revenue from large orders placed by a relatively small number of customers. For example, our three largest customers in 2000, 2001 and 2002, together accounted for 20.4%, 24.6% and 24.9% of our total revenue, respectively. During 2001 none of our customers accounted for 10% or more of our total revenue. In the year ended December 31, 2002, one customer, who contributed 10.8% of total revenue, was the only customer to account for more than 10% of total revenue. The loss of one or more of these customers could significantly affect our revenue and cause our ordinary share price to decline.

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

As we continue to increase the scope of our operations, our headcount continues to grow. Our total number of employees increased from 182 as of December 31, 2001, to 200 as of December 31, 2002. Our productivity, the quality of our products and our customer support may be seriously harmed if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

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

In order to significantly penetrate international markets, we plan to expand our international sales efforts. As we expand our direct international sales organization, we will incur higher personnel costs that may not result in additional revenue. To the extent we rely on independent sales representatives and distributors to expand our international sales channels, we will be exposed to the risk that our revenue may decline if they do not continue to distribute our products. Even if we increase our revenue by increasing international sales, we may not realize corresponding growth in operating margins, due to the higher costs of these sales. Our revenue from customers outside North America represented 35.5% of our total revenue in 2000, 33.1% of our total revenue in 2001 and 32.4% of our total revenue in 2002.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, which may cause the market price of our ordinary shares to decline.

We may not be able to exceed or maintain our historical rates of revenue growth in 2003 or in the future. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time.

Further, our customers have continued to elect time-based licenses over perpetual licenses. Our revenue from time-based licenses is generally recognized ratably over the term of the licenses, whereas revenue from perpetual licenses tends to be recognized proportionally earlier in the license term. This ratable revenue recognition tends to moderate increases and decreases in revenue reported, relative to the underlying customers’ orders.

Any significant decrease in our rate of revenue growth would likely result in the market price of our ordinary shares to decline because our revenue may fail to meet the expectations of investment analysts and others.

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

We completed our first acquisition, of SureFire Verification, Inc., in November 1999. Cadence Design Systems and Synopsys each acquired their functional verification products by acquiring smaller companies that originally developed those products. There are many companies developing point solutions that are complementary to Verisity and consolidation is a common outcome of new technology development in the electronic design automation industry. We may in the future decide to pursue acquisitions of businesses, products and technologies or establish joint venture arrangements, which could expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology, service or product could divert our management’s time and our resources. Future acquisitions could result in:

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

Our patents, copyrights, trademarks, trade secrets and similar intellectual property are critical to our success. We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, copyright and trade secret laws to protect our proprietary rights. As of January 31, 2003, the United States Patent and Trademark Office, known as the USPTO, has granted 7 of our patents on various aspects of our technology. We have an additional 11 pending United States patent applications, 3 pending European patent applications, 6 pending Patent Cooperation Treaty patent applications, 2 Israeli patent applications and one Japanese patent application. We face the risks that our patent applications may not be allowed, that any patents we hold may be challenged, invalidated or circumvented, and that any claims allowed from our patents will not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of foreign countries may not adequately protect our intellectual property as well as the laws of the United States.

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

We are incorporated under the laws of the State of Israel and our principal research and development facilities and the corporate headquarters of Verisity Ltd. are located in Israel. Continued political and economic instability or armed conflicts in Israel or in the region, including potential international conflict with Iraq, could directly harm our business and operations.

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

Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel’s establishment. These restrictions and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. Our business, operating results and financial condition could be materially harmed by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, a significant downturn in the economic or financial condition of Israel or international conflicts involving the region.

Some of our executive officers and employees are required to perform military service, and this could force them to be absent, depriving us of their services and our operations may be materially harmed.

Some of our executive officers and employees are obligated to perform annual military reserve duty in the Israeli army and are subject to being called to active duty at any time, which could adversely affect our ability to pursue our planned research and development efforts. We cannot assess the full impact of these requirements on our workforce or business and we cannot predict the effect of any expansion or reduction of these obligations on us. However, in light of the recent violence and political unrest in Israel and the rest of the Middle East, there is an increased risk that a number of our employees could be called to active military duty without prior notice.

Because our revenue is mainly generated in United States dollars and a significant portion of our expenses are incurred in new Israeli shekels and to a lesser extent European currencies, our results of operations may be materially harmed by inflation and currency fluctuations.

We generate most of our revenue in United States dollars or other currencies linked to the dollar, but we incur a significant portion of our expenses, principally salaries and related personnel expenses, in shekels and to a lesser extent European currencies. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the shekel in relation to the dollar or that the timing of any devaluation may lag behind inflation in Israel. If the dollar costs of our operations in Israel or Europe increase, our dollar-measured results of operation would be materially harmed.

Our operations also could be materially harmed if we are unable to protect ourselves against currency fluctuations in the future. Accordingly, we may enter into currency hedging transactions to decrease the risk of financial exposure fluctuations in the exchange rate of the dollar against the shekel or other foreign currencies. These measures, however, may not adequately protect us from material harm due to the impact of inflation in Israel or other currency fluctuations.

The tax benefits we are currently entitled to from the Government of Israel may be reduced or terminated in the future.

Pursuant to the Law for the Encouragement of Capital Investments, the Government of Israel through the Investment Center has granted “approved enterprise” status to a significant portion of our research and development efforts. The portion of our income derived from our approved enterprise program will be exempt from tax for a period of two years commencing in the first year in which we have taxable income and will be subject to a reduced tax for a period of three to eight additional years. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions regarding a required amount of investments in fixed assets and a portion of these investments being made with net proceeds of equity capital raised by us as stipulated in applicable law and in the specific certificates of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future. From time-to-time, the Government of Israel has discussed reducing or eliminating the benefits available under the approved enterprise program. It is possible that these tax benefits may not be continued in the future at their current levels or at all.

Our share price has been volatile and could drop unexpectedly.

The price at which our ordinary shares trade has been and is likely to continue to be volatile. The stock market from time to time experiences significant price and volume fluctuations that affect the market prices of securities, particularly securities of technology and computer software companies. As a result, investors may experience a significant decline in the market price of our ordinary shares, regardless of our operating performance. Price declines in our stock could result from many factors outside of our control, including:

•	announcements by our competitors of financial results, acquisitions, new products or technological innovations;

•	announcements by our customers of poor financial results, layoffs or discontinuance of business programs or segments.

•	disputes concerning patents or other proprietary rights;

•	political conditions, particularly in Israel; and

•	general market conditions.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type, regardless of its merit, is often extremely expensive and diverts management’s attention and resources.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs, and to make some activities more difficult to complete. It is possible these developments will make it more difficult and more expensive for us to obtain director and officer liability insurance.

We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-23 of this report.

Selected Quarterly Results of Operations

The following table presents our consolidated operating results for each of the eight quarters in the period from January 1, 2001 through December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements an the related notes appearing elsewhere in this Form 10-K.

Our license revenue increased during each quarter in 2002 and during three quarters in 2001 due to a larger number of product licenses sold to our customers reflecting increased market acceptance of our products, as well as from increases in the size and productivity of our sales force. Seasonal factors, which may affect revenue trends, include patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives to our sales force that generally occur in the last quarter of the calendar year.

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

	Quarter Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
License	$5,839	$5,554	$6,525	$7,442	$6,685	$8,005	$8,939	$8,983
Maintenance	2,064	2,883	2,956	3,471	4,214	4,168	4,664	5,272
Other services	643	588	308	464	580	318	351	345

Total revenue	8,546	9,025	9,789	11,377	11,479	12,491	13,954	14,600
Cost of revenue:
License	192	186	179	4	33	40	45	45
Maintenance	367	447	478	399	501	500	514	528
Other services	393	305	226	256	234	135	195	188

Total cost of revenue	952	938	883	659	768	675	754	761
Gross profit	7,594	8,087	8,906	10,718	10,711	11,816	13,200	13,839
Operating expenses:
Research and development, net	2,125	2,051	2,216	2,467	2,288	2,145	2,291	2,490
Sales and marketing	3,963	3,883	4,352	4,900	4,719	4,689	5,275	5,409
General and administrative	1,036	1,319	1,306	1,417	1,219	1,462	1,487	1,391
Non-cash charges related to equity issuances	166	216	110	284	149	60	34	150

Total operating expenses	7,290	7,469	7,984	9,068	8,375	8,356	9,087	9,440
Operating income	304	618	922	1,650	2,336	3,460	4,113	4,399
Other income, net	255	466	409	324	208	206	274	176

Net income before income taxes	559	1,084	1,331	1,974	2,544	3,666	4,387	4,575
Provision for income taxes	29	56	66	99	305	440	527	550

Net income	$530	$1,028	$1,265	$1,875	$2,239	$3,226	$3,860	$4,025

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference from the sections captioned “Election of Directors” and “Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2003 Annual Meeting of Shareholders’, to be filed by us within 120 days of the end of our fiscal year pursuant to general instruction G(3) of Form 10-K (the “Proxy Statement”).

We have revised our Insider Trading Policy to allow our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our shares by an independent party (such as an investment bank) that is not aware of material inside information at the time of the trade. As of December 2002, all our officers had adopted Rule 10b5-1 trading plans. We believe that our directors and officers may establish or extend such programs.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the section captioned “Executive Compensation and Other Matters” contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management”, “Record date; Outstanding Shares” and “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

A.1)  Financial Statements and report of Ernst & Young LLP, Independent Auditors

A.2)  Financial Statements Schedules

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is not included in the consolidated financial statements, including the notes thereto.

B)    Report on Form 8-K

No report on Form 8-K was filed during the quarter ended December 31, 2002.

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

10.26*	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.

10.27*	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.

10.28*	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.

10.29*	1997 Israel Share and Stock Option Incentive Plan.

10.30*	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.

10.31*	Verisity Ltd. 2000 Employee Share Purchase Plan.

10.32*	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.33*	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

Number	Description

10.34*	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.

10.35*	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.

10.36*	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.

10.37*

Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.

10.38*	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39*	Verisity Ltd. 2000 Directed Share Plan.

10.40*	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.

10.41*	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42*	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43**	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

10.44	Lease Agreement dated as of October 14, 2002 by and between Luki, Construction and Development Ltd. and Verisity Ltd.

10.45	Verisity Ltd. 2000 Employee Share Purchase Plan Amendment and Restated October 29, 2002.

21.1*	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.2	Certification pursuant to 18. U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification pursuant to 18. U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.

**	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.

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

Signature	Title(s)	Date

/s/ MOSHE GAVRIELOV Moshe Gavrielov	Chief Executive Officer and Director	March 20, 2003

/s/ YOAV HOLLANDER Yoav Hollander	Chief Technical Officer and Director	March 20, 2003

/s/ CHARLES ALVAREZ Charles Alvarez	Vice President of Finance and Administration, Chief Financial Officer and Secretary	March 20, 2003

/s/ MICHAEL MCNAMARA Michael McNamara	Senior Vice President of Technology and Director	March 20, 2003

/s/ PIERRE LAMOND Pierre Lamond	Director	March 20, 2003

/s/ TALI ABEN Tali Aben	Director	March 20, 2003

/s/ AMOS WILNAI Amos Wilnai	Director	March 20, 2003

/s/ ZOHAR ZISAPEL Zohar Zisapel	Director	March 20, 2003

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD.

By:	/s/ MOSHE GAVRIELOV
Moshe Gavrielov Chief Executive Officer

Date:  March 20, 2003

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Moshe Gavrielov, certify that:

1.	I have reviewed this annual report on Form 10-K of Verisity Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ MOSHE GAVRIELOV
Chief Executive Officer

I, Charles Alvarez, certify that:

1.	I have reviewed this annual report on Form 10-K of Verisity Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ CHARLES ALVAREZ
Vice President of Finance and Administration and Chief Financial Officer

VERISITY LTD.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Verisity Ltd.

We have audited the accompanying consolidated balance sheets of Verisity Ltd. as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verisity Ltd. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 10, 2003

VERISITY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$58,488	$79,509
Accounts receivable, net of allowance for doubtful accounts of nil and $4 as of December 31, 2001 and 2002, respectively	8,498	11,963
Prepaid expenses and other current assets	2,511	2,173

Total current assets	69,497	93,645
Property and equipment, net	2,112	2,277
Other assets	229	495

Total assets	$71,838	$96,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$468	$688
Accrued compensation	4,574	4,651
Deferred revenues	26,694	26,861
Other current liabilities	2,991	5,335

Total current liabilities	34,727	37,535
Long-term portion of deferred revenues	2,397	5,900
Long-term portion of capital lease obligations	13	3
Other long-term liabilities	184	530

Commitments and Contingencies

Shareholders’ equity:
Special preferred shares, issuable in series, par value NIS 0.01; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2001 and 2002	—	—
Ordinary shares, par value NIS 0.01; 95,000,000 shares authorized at December 31, 2001 and 2002; 19,087,246 and 19,913,875 shares issued and outstanding at December 31, 2001 and 2002, respectively; at amounts paid in	52,501	56,550
Deferred share compensation	(470)	(139)
Shareholder’s loan	(202)	—
Accumulated deficit	(17,312)	(3,962)

Total shareholders’ equity	34,517	52,449

Total liabilities and shareholders’ equity	$71,838	$96,417

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2000	2001	2002
Revenue:
License	$14,085	$25,360	$32,612
Maintenance	5,739	11,374	18,318
Other services	1,675	2,003	1,594

Total revenue	21,499	38,737	52,524
Cost of revenue:
License	408	561	163
Maintenance	1,515	1,691	2,043
Other services(1)	569	1,180	752

Total cost of revenue	2,492	3,432	2,958

Gross profit	19,007	35,305	49,566

Operating expenses:
Research and development, net	7,329	8,859	9,214
Sales and marketing	11,469	17,098	20,092
General and administrative	3,917	5,078	5,559
Non-cash charges related to equity issuances(1)	910	776	393

Total operating expenses	23,625	31,811	35,258

Operating income (loss)	(4,618)	3,494	14,308
Interest income	347	1,447	904
Interest expense and other income, net	(137)	7	(40)

Net income (loss) before income taxes	(4,408)	4,948	15,172
Provision for income taxes	—	250	1,822

Net income (loss)	$(4,408)	$4,698	$13,350

Basic earnings per share:
Basic net income (loss) per ordinary share	$(0.64)	$0.31	$0.71

Number of shares used in per share calculation	6,869,695	15,356,439	18,933,916

Diluted earnings per share:
Diluted net income (loss) per ordinary share	$(0.64)	$0.24	$0.63

Number of shares used in per share calculation	6,869,695	19,632,093	21,253,741

(1) Non-cash charges related to equity issuances include the following:
	Year Ended December 31,
	2000	2001	2002
Cost of other services revenue	$23	$14	$7

Research and development, net	$218	$182	$67
Sales and marketing	331	290	162
General and administrative	361	304	164

Total included in operating expenses	$910	$776	$393

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Shares		Ordinary Shares		Deferred Share Compensation	Shareholders’ Loans	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2000	6,056,076	$21,591	8,056,400	$4,914	$(419)	$(202)	$(17,602)	$8,282
Issuance of ordinary shares in exchange for a promissory note			142,500	50		(50)		—
Issuance of ordinary shares upon exercise of options			464,694	194				194
Deferred share compensation related to grants of options to employees				1,339	(1,339)			—
Amortization of deferred share compensation					905			905
Compensation related to grants of options to sales representatives and distributors				102				102
Net loss							(4,408)	(4,408)

Balance at December 31, 2000	6,056,076	21,591	8,663,594	6,599	(853)	(252)	(22,010)	5,075
Partial payment of a promissory note						50		50
Cashless conversion of warrants to preferred shares	14,934							—
Conversion of convertible preferred shares for ordinary shares	(6,071,010)	(21,591)	6,071,010	21,591				—
Issuance of ordinary shares in connection with initial public offering, net of issuance costs			3,835,250	22,333				22,333
Issuance of ordinary shares upon exercise of options			377,483	441				441
Issuance of ordinary shares under employees share purchase plan			139,909	848				848
Deferred share compensation related to grants of options to employees				301	(301)			—
Amortization of deferred share compensation					684			684
Compensation related to grants of options to sales representatives and distributors				388				388
Net Income							4,698	4,698

Balance at December 31, 2001	—	—	19,087,246	52,501	(470)	(202)	(17,312)	34,517
Payment of Shareholder’s loan						202		202
Cashless exercise of a warrant			12,273					—
Issuance of ordinary shares upon exercise of options			556,721	2,111				2,111
Issuance of ordinary shares under employees share purchase plan			257,635	1,692				1,692
Amortization of deferred share compensation					331			331
Compensation related to grants of options to sales representatives and distributors				246				246
Net Income							13,350	13,350

Balance at December 31, 2002	—	$—	19,913,875	$56,550	$(139)	$—	$(3,962)	$52,449

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(4,408)	$4,698	$13,350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	758	911	879
Non-cash charges related to equity issuances	1,007	1,072	577
Changes in operating assets and liabilities:
Accounts receivable	(3,330)	(644)	(3,465)
Prepaid expenses and other assets	(3,372)	1,326	62
Accounts payable	574	(434)	220
Other liabilities and accrued compensation	2,953	1,827	2,767
Deferred revenue	14,711	8,992	3,670

Net cash provided by operating activities	8,893	17,748	18,060

Cash flows used in investing activities:
Purchases of property and equipment	(790)	(1,392)	(1,044)
Selling (purchases) of short-term investments, net	(387)	387	—
Other assets	(63)	(39)	10

Net cash used in investing activities	(1,240)	(1,044)	(1,034)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of ordinary shares	194	23,622	3,803
Repayment of Shareholder’s loan	—	50	202
Repayment of bank loan	(264)	(265)	—
Payments under capital lease obligations	(6)	(11)	(10)

Net cash provided by (used in) financing activities	(76)	23,396	3,995
Net increase in cash and cash equivalents	7,577	40,100	21,021
Cash and cash equivalents at beginning of the year	10,811	18,388	58,488

Cash and cash equivalents at end of the year	$18,388	$58,488	$79,509

Supplemental disclosure of cash-flow information
Interest paid during the year	$48	$16	$3

Non cash investing and financing activities
Exchange of preferred shares for ordinary shares	$—	$21,591	$—
Ordinary shares issued for shareholder’s loan	$50	$—	$—

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates their fair values due to the short maturity of these instruments. The recorded balance of capital lease obligation approximates fair value as interest is incurred at a variable market rate.

Revenue Recognition

License revenue is comprised of perpetual and time-based license fees which are primarily derived from contracts with corporate customers. For each sale, the Company defers the recognition of revenue until persuasive evidence of an agreement has been received, delivery of the product and license key has occurred, the fee is fixed or determinable, collectibility is probable, and there are no remaining obligations by the Company. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. The Company’s standard payment recognition terms currently range from “net 30 days” to “net 90 days” for domestic and international customers. The Company does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other services revenue is comprised of revenue from consulting fees and training services. For perpetual licenses, consulting and training revenue is deferred and recognized when the services are provided to the customer based on VSOE of fair value of these services. Verisity’s policy is to recognize software license revenue when these associated services are not essential to the functionality of the product. To date, these services have not been essential to the functionality of the product. VSOE of fair value of consulting fees and training is determined by reference to the price the customer will be required to pay when the services are sold separately, which is based on the price history the Company has developed for separate sales of these services. The consulting and training services meet the criteria set forth in paragraph 65 of SOP 97-2 for separate accounting.

Time-based licenses of less than 24 months in duration include maintenance. VSOE of fair value does not exist for the related support arrangement as maintenance is not offered separately for such arrangements. In these cases, the Company recognizes the license and maintenance revenue ratably over the period of each arrangement. Further, with respect to these time-based license agreements, the Company allocates the revenue based on its standard price list, which has resulted in approximately 70% being allocated to license revenue and 30% being allocated to maintenance revenue.

In most cases, the Company enters into arrangements consisting of time-based licenses of less than 24 months in duration (which includes maintenance). In certain cases these arrangements may include consulting or training services. The term of these time-based license arrangements is generally longer than the period over which the consulting or training services are delivered as these services are generally provided at the time of license delivery. The Company recognizes revenue from such arrangements on a straight-line basis over the arrangement term.

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

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company accounts for employee share option grants in accordance with Accounting Principles Board Opinion, or APB, No. 25 “Accounting for Employee Stock Issued to Employees”, and related interpretations. Under APB 25, when the exercise price of share options granted to employees equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. The Company has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” For the discussion of the assumptions used in the option valuation model, see Note 8.

The Company’s FAS 123 pro forma information is as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net income (loss) as reported	$(4,408)	$4,698	$13,350
Stock-based compensation expense included in reported net income (loss), net of tax effect	905	650	291
Total stock based compensation expense determined under fair value based methods, net of tax effect	(948)	(3,348)	(7,104)

Pro forma net income (loss)	$(4,451)	$2,000	$6,537

Basic net income (loss) per share:
As reported	$(0.64)	$0.31	$0.71

Pro forma	$(0.65)	$0.13	$0.35

Diluted net income (loss) per share:
As reported	$(0.64)	$0.24	$0.63

Pro forma	$(0.65)	$0.10	$0.31

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

Research and Development

Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximate carrying value. Cash and cash equivalents are categorized as follows:

	December 31,
	2001	2002
	(in thousands)
Money market funds	$29,877	$13,045
Bank deposits	3,016	66,464
U.S. government securities	25,595	—

	$58,488	$79,509

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years, or the life of the lease, whichever is shorter.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. Most of the Company’s cash and cash equivalents are held at high quality financial institutions in the United States.

The accounts receivable of the Company are mainly derived from sales to customers located primarily in the U.S., Europe, Israel and Eastern Asia. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. An allowance for doubtful accounts is recorded when the company has determined that the accounts receivable is unlikely to be collected. During 2002 the total expenses for doubtful accounts were $4,000 and there were no accounts receivable written off. As of December 31, 2001 and 2002 the allowances for doubtful accounts were nil and $4,000, respectively.

In 2000 and 2001, no customer accounted for greater than 10% of total revenue. In 2002 one customer, who contributed 10.8% of total revenue, was the only customer to account for more than 10% of total revenue.

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expenses

Advertising expenses are charged to the statement of operations as incurred. Advertising expenses were $182,000, $214,000 and $173,000 for the years 2000, 2001 and 2002, respectively.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” The Company has no items of other comprehensive income (loss) in any of the periods presented and, therefore, net income (loss) equals total comprehensive income (loss) for all periods presented.

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

Earnings and Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are presented in accordance with SFAS No. 128, “Earnings per Share,” for all periods presented.

Basic earnings (loss) per share is computed based on the weighted-average number of ordinary shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of ordinary shares and other dilutive securities. See also “Earnings and loss per share” Note 9 below.

Impact of Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its results of operations and financial position.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options.

2.    INITIAL PUBLIC OFFERING

On March 26, 2001, the Company completed its initial public offering (the “Offering”) in which the Company sold 3,335,000 ordinary shares at $7.00 per share. The net proceeds the Company received from the offering after deducting underwriting discounts were approximately $21.7 million. All preferred shares were converted into ordinary shares on a share for share basis on the first day that the ordinary shares began trading on the Nasdaq National Market, which was March 21, 2001.

In April 2001, the underwriters of the Offering exercised their over-allotment option to purchase an additional 500,250 ordinary shares at $7.00 per share, the Offering price of the ordinary shares. The net proceeds received after deducting underwriting discounts were approximately $3.3 million.

3.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2001	2002
	(in thousands)
Cost:
Computers, software and peripheral equipment	$3,436	$4,401
Office equipment and furniture and fixture	1,029	1,103
Leasehold improvements	483	488

	4,948	5,992
Less accumulated depreciation	(2,836)	(3,715)

Property and equipment, net	$2,112	$2,277

4.    BANK LOAN

The Company had unused lines of credit with a bank for an aggregate amount of $2,000,000. Borrowings under the lines of credit are secured by goods and equipment, working capital and intangible assets and bear interest at the bank’s prime rate or 4.25% at December 31, 2002. No amounts were outstanding under the lines of credit as of December 31, 2001 and 2002. This line of credit expired in January 2003.

The Company’s line of credit contains financial covenants that must be maintained to avoid acceleration of amounts owed. Maintaining such covenants may restrict the Company’s ability to pay dividends. The Company was in compliance with these covenants at December 31, 2001 and 2002.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    DEFERRED REVENUES

Deferred revenues consists of the following:

	December 31,
	2001	2002
	(in thousands)
Time-base licenses	$10,617	$15,587
Transactions with staggered deliveries of multiple elements	11,096	5,169
Maintenance	7,378	12,005

	29,091	32,761
Less: long-term portion of deferred revenues	(2,397)	(5,900)

Current portion of deferred revenues	$26,694	$26,861

6.    ACCRUED SEVERANCE PAY, NET

Under Israeli law, the Company is required to make severance payments to dismissed employees and to employees leaving employment under certain circumstances. This liability is calculated based on the years of employment for each employee in accordance with the “severance pay laws.” The Company’s liability for required severance payments is covered by funding into approved severance pay funds, insurance policies and by an accrual. Accrued severance pay, net is included in other long-term liabilities at December 31, 2001 and 2002.

Severance expenses for the years ended December 31, 2002, 2001 and 2000 were $321,000, $359,000 and $314,000, respectively.

7.    COMMITMENTS AND CONTINGENCIES

Research and Developments Grants

The Company has participated in programs sponsored by the Israeli Government, the Office of the Chief Scientist (“OCS”), for the support of research and development activities. Through December 31, 2002, the Company had obtained grants from the OCS aggregating $2,136,000 for participation in a number of research and development projects. The terms of the grants from the OCS restrict the transfer of technology developed by the Company. The Company was obligated to pay royalties to the OCS, amounting to 3.0-3.5% of the sales of the products and other related revenues from products or technologies developed out of such projects, up to an amount equal to 100% of the grants received, plus interest on the unpaid amount received after January 1, 1999, based on the 12-month LIBOR rate applicable to dollar deposits.

Through December 31, 2001, the Company had fully repaid the royalties to the OCS in the aggregate amount of $2,199,000 including interest. Royalty expense is included in cost of revenues for the years ended December 31, 2000 and 2001.

Guarantees

As of December 31, 2002, the Company had bank guarantees in connection with leases totaling $189,000.

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These obligations primarily relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2002.

Leases

Future minimum payments under noncancelable operating and capital lease agreements at December 31, 2002 are as follows:

Leases
Year ending December 31:
2003	$1,357
2004	440
2005	161
2006	24

$1,982

Included in the lease payments above are $9,000 under capital lease to be paid in 2003 and $3,000 to be paid in 2004.

Rent expense was approximately $1,393,000, $1,150,000 and $853,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.    SHAREHOLDERS’ EQUITY

Convertible Preferred Shares

All preferred shares were converted into ordinary shares and class B ordinary shares at the time of the Company’s initial public offering (“IPO”), which took place in March 2001. Since then the ordinary shares have been traded on the Nasdaq National Market in the United States.

Ordinary Shares

Ordinary shares consist of the following:

	Ordinary shares Authorized at December 31, 2002	Ordinary shares Issued and Outstanding at December 31,
		2001	2002
Ordinary Shares	91,222,534	17,949,011	19,913,875
Class B ordinary shares	3,777,466	1,138,235	—

	95,000,000	19,087,246	19,913,875

Each ordinary share (other than each Class B ordinary share which has no voting rights) is entitled to one voting right. In 2002, 1,138,235 outstanding Class B ordinary shares were converted into ordinary shares.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In 1996, in connection with the Series A3 equity financing, the Company issued a warrant to an investor to purchase 18,150 Series A3 convertible preferred shares of the Company at an exercise price of $1.24 per share. This Series A3 warrant was converted, in a cashless exercise, into 14,934 ordinary shares in the Initial Public Offering (“IPO”).

In 1999, the Company issued two warrants to purchase an aggregate of 65,169 Series D convertible preferred shares at $7.37 per share to an investment banking firm and its affiliate as partial compensation for services with respect to the Company’s private placement of Series D preferred shares. Upon completion of the IPO, the Series D warrants became exercisable for the Company’s ordinary shares. The Series D warrants may be exercised, in whole or in part, on one or more occasions, until the earlier of five years or the sale of substantially all of the assets or shares of the Company. In December 2002, a notice of exercise for acquiring 19,551 ordinary shares was given to the Company and since the exercise of the warrant is on a net issuance basis, 12,273 ordinary shares were issued to the warrant’s holder. At December 31, 2002, a warrant to purchase an aggregate of 45,618 ordinary shares was outstanding.

Restricted Shares

During 1998, the Company issued 671,938 restricted ordinary shares to an officer at fair market value in exchange for a full recourse secured promissory note of $202,000. Interest was paid annually at a rate of 5.59%. The note was fully repaid during 2002.

Restricted shares are ordinary shares subject to a right of repurchase in favor of the Company, through its subsidiary, which right lapses as the shares vest over a period of four years from the date of grant, where 1/4th of the shares vest after one year and an additional 1/48th of the shares will vest each month thereafter, as long as the holder continues to be an employee of the Company, subject to certain acceleration events. At December 31, 2002, no shares remained subject to this repurchase right.

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

In 1996, the Company established a trust into which 1,260,000 issued shares were deposited for future release to employees through option grants. In May 1998, the Company adopted its 1997 Israel Share and Stock Options Incentive Plan (the “Israeli Plan”), under which the Company is authorized to grant incentive share options to officers and employees from the shares held in the trust. Options granted under the Israeli Plan contain substantially the same terms as those of the Company’s other option plans and vest over a period of four years from the date of grant where 1/4th of the options will vest after one year and an additional 1/48th of the options will vest each month thereafter. The options under the Israeli Plan expire in December 2007. As of December 31, 2001, 580,122 shares had been transferred from the trust upon the exercise of options by employees and

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

679,878 shares remained in the trust. As of December 31, 2002, 950,876 shares had been transferred from the trust upon exercise of options by employees and 309,124 shares remained in the trust. Option activity under the Israeli Plan is reflected in the accompanying disclosures of the Company’s aggregate option activity.

In December 1999, the Company adopted its 1999 Israel Share Option Plan (the “1999 Israel Plan”) and its 1999 Share Incentive Plan (the “1999 Share Incentive Plan”). Options granted under the 1999 Israel Plan and under the 1999 Share Incentive Plan generally expire 10 years from the date of grant.

In 1998, the Company granted 70,000 options to purchase ordinary shares at par value to its employees. The Company recorded $117,000 in 1998 as deferred share compensation to be amortized using the straight-line method over the vesting period of the options, generally four years. All other options have been granted to employees at exercise price equal to the deemed fair market value of the respective ordinary shares at date of grant.

In August 2000 the board of directors adopted the 2000 U.S. Share Incentive Plan which authorizes the board of directors or its designated committee to issue up to 1,780,000 ordinary shares to employees, directors or consultants as incentive stock options, nonstatutory share options or share purchase rights under terms similar to the Company’s existing option plans.

In September 2000, the board of directors adopted the 2000 Employee Share Purchase Plan, which became effective upon the closing of the initial public offering of the Company’s ordinary shares. The 2000 Employee Share Purchase Plan will remain in effect for 10 years, unless terminated by the board of directors at an earlier date. Initially, the Company has reserved 1,000,000 shares for issuance under this plan, subject to annual increases based on the number of shares issued under the plan in the previous calendar year. As of December 31, 2002, 602,456 shares were available for issuance under the plan.

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

In October 2000, the Company’s shareholders approved the grant of 180,000 share options to the Company’s current directors under the Company’s 2000 U.S. Share Incentive Plan for their service on the board of directors. These options were issued and began vesting on the date of the initial public offering, and 1/42nd of these options will vest, or become exercisable each month thereafter. These options have an exercise price equal to the initial public offering price, $7.00, and will have a maximum term of 10 years.

In December 2000, the board of directors adopted the 2000 Israeli Share Option Plan. The Company has reserved 700,000 shares for issuance under this plan.

In July 2001, the board of directors adopted share option sub-plans for Germany and France and a proposed plan for the United Kingdom. The UK plan requires governmental approval before any grants can be made under that plan.

As of December 31, 2002, the Company had reserved an aggregate number of 1,798,423 ordinary shares for future issuance under its share option plans and share purchase plan.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the board of directors increased the number of shares reserved under the 2000 Israeli Share Option Plan by an additional 300,000 shares.

In June 2002, the Company’s shareholders approved an increase of the number of shares reserved under the Company’s 2000 U.S. Share Incentive Plan by an additional 950,000 shares.

In December 2002, due to recent changes in section 102 of the Israeli Income Tax Ordinance 1961, the board of directors approved an amendment to the Israeli 2000 Share Option Plan, such that it will comply with the terms and conditions of the revised section 102.

Pro forma information regarding net income (loss) and net income (loss) per share for 2000, 2001 and 2002, is required by SFAS 123. The fair value of options for 2001 and 2002 is estimated at the date of grant using the Black-Scholes valuation model, with the following weighted-average assumptions for 2002: risk-free interest rates of approximately 3.8%; a dividend yield of 0%; volatility of 80% and a weighted-average expected life of the option of 4.0 years. The following weighted-average assumptions were used in calculation for 2001: risk-free interest rates of approximately 3.8%; a dividend yield of 0%; volatility of 80% and a weighted-average expected life of the option of 3.0 years.

Pro forma information regarding net loss and net loss per share for 2000 was estimated using the minimum value method option pricing model with the following weighted-average assumptions: risk-free interest rates of approximately 6.0%; a dividend yield of 0% and a weighted-average expected life of the option of three years.

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

For purposes of pro forma SFAS 123 disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods.

The Company’s FAS 123 pro forma information is as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net income (loss) as reported	$(4,408)	$4,698	$13,350

Pro forma net Income (loss)	$(4,451)	$2,000	$6,537

Basic net income (loss) per share:
As reported	$(0.64)	$0.31	$0.71
Pro forma	$(0.65)	$0.13	$0.35
Diluted net income (loss) per share:
As reported	$(0.64)	$0.24	$0.63
Pro forma	$(0.65)	$0.10	$0.31

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under the Company’s share option plans and restricted share arrangements is as follows:

	Shares Available For Grant	Number of Outstanding Options	Price Per Share(1)	Weighted- Average Exercise Price Per Share
Balance at January 1, 2000	154,631	2,867,455	$ 0.00-$ 1.10	$0.35
Additional shares authorized	3,500,000	—	—	—
Options granted	(1,481,600)	1,481,600	$ 2.80-$ 8.00	$4.00
Options exercised	—	(664,694)	$ 0.00-$ 0.90	$0.37
Options cancelled	225,001	(225,001)	$ 0.00-$ 6.00	$1.75

Balance at December 31, 2000	2,398,032	3,459,360	$ 0.00-$ 8.00	$1.82
Options granted	(1,430,604)	1,430,604	$ 0.00-$19.02	$9.69
Options exercised	—	(860,167)	$ 0.00-$ 8.00	$0.51
Options cancelled	227,657	(227,657)	$ 0.00-$19.02	$4.68

Balance at December 31, 2001	1,195,085	3,802,140	$ 0.00-$19.02	$4.90
Additional shares authorized	1,250,000	—	—	—
Options granted	(1,397,500)	1,397,500	$12.20-$20.56	$17.74
Options exercised	—	(927,475)	$ 0.00-$17.10	$2.30
Options cancelled	148,382	(148,382)	$ 0.75-$18.90	$12.02

Balance at December 31, 2002	1,195,967	4,123,783	$ 0.00-$20.56	$9.58

(1)	$0.00 price per share represents an actual price equal to the par value of the ordinary shares (approximately $0.0025).

Exercise prices for options outstanding as of December 31, 2002 and the weighted average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 0.00-$ 1.10	667,013	$0.58	6.25	589,101	$0.52
$ 2.80-$ 4.00	703,735	$3.05	7.11	447,957	$3.02
$ 6.00-$ 8.00	1,019,184	$7.54	7.97	437,775	$7.51
$ 8.20-$12.20	121,826	$10.80	9.03	22,302	$10.19
$13.00-$16.15	594,900	$14.80	9.18	69,713	$14.21
$16.45-$18.90	903,125	$18.76	9.29	4,728	$17.06
$19.02-$20.56	114,000	$19.65	9.12	22,186	$19.03

	4,123,783	$9.58	8.07	1,593,762	$4.19

Non-Cash Charges Related to Equity Issuances

During the years ended December 31, 2000, 2001 and 2002, the Company recorded deferred share compensation of $1,339,000, $301,000 and nil, respectively, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options at date of

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant. This amount is recorded as a reduction of shareholders’ equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The Company recorded amortization of deferred share compensation of $905,000 for the year ended December 31, 2000, $684,000 for the year ended December 31, 2001, and $331,000 for the year ended December 31, 2002.

During the years ended December 31, 1999 and 2000 the Company granted ordinary share options to non-employees in consideration for services at exercise prices that range from the par value of the shares (approximately $0.0025) to $2.80 per share. These options are included in the option tables disclosed above. For 2002, the Company measured the fair values of the non-employee share options following the Black-Scholes valuation model using a risk free interest rate of approximately 5%, an expected life of seven years, a dividend yield of 0%, and an expected volatility of the Company’s ordinary shares of 80%.

During 2000, the Company granted a total of 62,000 options to non-employees that were subject to performance-based milestones to be achieved by December 31, 2000, in order for the options to begin vesting. The performance milestones were not achieved on 7,000 of the options and the Company rescinded these options. The performance milestones were achieved with respect to 55,000 options and therefore the Company periodically remeasures the fair value of these options over the vesting period (that is, four years), which is the same as the performance period, and recognizes the expense as the required services are provided. In 2001 and 2002, the Company recognized $106,000 and $69,000, respectively, in non-employee share compensation expense regarding 15,000 options previously granted to a sales representative. In addition, the Company reduced revenue in 2001 and 2002 by $282,000 and $177,000, respectively, in connection with 40,000 of such options previously granted to a distributor of the Company’s products. During 2002 the sales representative exercised 3,000 options out of the 15,000 options that were initially granted. At December 31, 2002, the fair value of the unvested options granted to distributors and to the sales representatives was $177,000 and $53,000, respectively.

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

9.    EARNINGS AND LOSS PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2000	2001	2002
Net income (loss)	$(4,408)	$4,698	$13,350

Basic net income (loss) per ordinary share	$(0.64)	$0.31	$0.71
Shares used in computing basic net income (loss) per ordinary share	6,870	15,356	18,934

Effect of conversion of preferred shares prior to IPO	—	1,328	—
Weighted-average number of ordinary shares under the treasury method	—	2,829	2,316
Weighted-average number of ordinary shares subject to repurchase	—	119	4

Shares used in computing diluted net income (loss) per ordinary share	6,870	19,632	21,254

Diluted net income (loss) per ordinary share	$(0.64)	$0.24	$0.63

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the periods presented, the Company had securities outstanding, which could potentially dilute basic income (loss) per share in the future, but were excluded from the computation of diluted net income (loss) per share, as their effect would have been antidilutive. Potential ordinary shares excluded from the earnings per share calculation because they were antidilutive, totaled 9,083,452, 107,310 and 718,544 for the years ended December 31, 2000, 2001 and 2002, respectively. These potential ordinary shares are related to unvested restricted shares, share options and convertible preferred shares.

10.    INCOME TAXES

Pretax income (loss) from foreign operations (non-Israeli) was approximately $815,000 in 2000, $630,000 in 2001 and $3.2 million in 2002.

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Current tax expenses:
Israel	$—	$—	$—
U.S. federal and state	—	176	1,515
Other foreign	—	74	307

	—	250	1,822
Deferred tax expenses
Israel	—	—	—
U.S. federal and state	—	—	—
Other foreign	—	—	—

Provision for income taxes	$—	$250	$1,822

Deferred tax assets and liabilities reflect the tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002
	(in thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$1,600	$3,100
Other foreign net operating loss carryforwards	300	100
U.S. federal and state credit carryforwards	500	500
Other, net	500	600

Total deferred tax assets	2,900	4,300
Valuation allowances for deferred tax assets	(2,900)	(4,300)

Net deferred tax assets	$—	$—

The valuation allowance increased by $1.4 million in 2002, $600,000 in 2001 and did not increase or decrease in 2000. The valuation allowance for deferred tax assets in 2001 and 2002 includes approximately $500,000 and $3.0 million, respectively, attributable to share option deductions, the benefit of which will be credited to equity when realized.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the Company’s effective tax rate and the Israeli statutory tax rate is as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Pretax income (loss)	$(4,408)	$4,948	$15,172
Statutory Israeli rate	36%	36%	36%
Expected tax (benefit)	(1,587)	1,781	5,462
Realization of previously unbenefited losses	—	(1,629)	(4,048)
Losses not currently benefited	1,587	—	—
Withholding taxes	—	74	266
Other immaterial items	—	24	142

Provision for income taxes	$—	$250	$1,822

Israeli Income Taxes

Verisity’s three investment programs have been granted the status of “Approved Enterprise” by the Israeli government under the law for the Encouragement of Capital Investments, 1959 (the “Law”) in 1996, 1998 and 2002. Israeli income derived from the “Approved Enterprise” entitles Verisity to tax exemption for the period of two years commencing the first year that it will earn taxable income, and to a reduced tax rate of 10%-25% for an additional five to eight years period (depending on the rate of foreign investment in Verisity). The tax benefit period is limited to the earliest of 12 years from completion of the investment under the plans or 14 years from receiving the approval. Thereafter, Verisity will be subject to the regular corporate tax rate of 36% on its Israeli income. Israeli income from sources other than the “Approved Enterprise” will be subject to tax at the regular rate of 36%.

Verisity currently has no plans to distribute such tax-exempt income as dividends and intends to reassign future earnings to finance the development of the business. If the retained tax-exempt income is distributed in a manner other than in the complete liquidation of Verisity, it would be taxed at the corporate tax rate applicable to such profits (currently 25%).

As of December 31, 2002, Verisity is in the process of completing the investments required under the third approved enterprise investment. Should Verisity fail to meet conditions stipulated by the law and by the Approval certification, including making specified investments in fixed assets, maintaining the development and production nature of its facilities, and financing of at least 30% of the investment program through equity, it could be subject to corporate tax in Israel at the corporate rate of 36% and could be required to fund tax benefits received under the program (inclusive of interest and penalties).

As of December 31, 2002, Verisity had approximately $13.4 million of Israeli net operating loss carryforwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, it’s income could be substantially tax exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements for these losses.

U.S. Income Taxes

As of December 31, 2002, the Company had U.S. federal net operating loss carryforwards for income tax purposes of approximately $8.2 million. The Company also has federal research and development credit

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards of approximately $300,000. The net operating loss and credit carryforwards expire in various amounts between the years 2012 and 2022.

Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Other Foreign Taxes

As of December 31, 2002, Verisity had other foreign net operating loss carryforwards of approximately $300,000. The net operating losses will begin to expire in 2004.

11.    SEGMENTS AND GEOGRAPHIC INFORMATION

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

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Revenue from sales to unaffiliated customers:
United States	$16,273	$29,760	$39,553
Israel	2,205	3,274	3,652
Europe	3,021	5,703	9,319

	$21,499	$38,737	$52,524

		December 31,
		2001	2002
		(in thousands)
Long lived assets:
United States		$1,075	$1,085
Israel		971	1,125
Europe		66	67

		$2,112	$2,277

As reported in the above table, revenue generated in the United States is from sales to customers located in North America, Japan and Eastern Asia; revenue generated in Israel consists of sales to customers located in Israel; and revenue generated in Europe is from sales to customers located in Europe.

12.    RELATED PARTY TRANSACTION

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

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pierre Lamond, the Company’s chairman of the board, served as the chairman of the board of Vitesse Semiconductor Corporation (“Vitesse”) until December 2002. For the year ended December 31, 2002 the Company sold $522,000 of product and services to Vitesse. The amount receivable from Vitesse was nil as of December 31, 2002.

Zohar Zisapel, a director of the Company, is the founder and chairman of RAD Data Communications, Ltd. (“RAD”). For the year ended December 31, 2002 the Company sold $118,000 of product and services to RAD. The amount receivable from RAD was $66,000 as of December 31, 2002.

13.    SUBSEQUENT EVENTS (UNAUDITED)

In January 2003, subsequent to the balance sheet date, the Company signed on a line of credit with a bank for an aggregate amount of $5,000,000. Borrowings under the line of credit are secured by goods and equipment, working capital and intangible assets and bear interest at the bank’s prime rate less 0.25% or, Libor + 2.25% per the Company’s decision up to a six months period at a time. No amounts were outstanding under this line of credit as of the date of filing the annual report on Form 10-K.