Form 10-Q
period 2003-03-31
VERISITY LTD
filed 2003-05-13
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

As of April 30, 2003, there were 20,061,769 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2003

PART I— FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$81,608	$79,509
Accounts receivable, net of allowance for doubtful accounts of $4 as of March 31, 2003 and December 31, 2002	5,677	11,963
Prepaid expenses and other current assets	3,059	2,173

Total current assets	90,344	93,645

Property and equipment, net	2,290	2,277
Other assets	457	495

Total assets	$93,091	$96,417

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$531	$688
Accrued compensation	4,318	4,651
Deferred revenues	23,703	26,861
Other current liabilities	5,335	5,335

Total current liabilities	33,887	37,535

Long-term portion of deferred revenues	4,620	5,900
Long-term portion of capital lease obligations	—	3
Other long-term liabilities	425	530

Shareholders’ equity:
Ordinary shares and additional paid-in capital	56,336	56,550
Deferred compensation	(92)	(139)
Accumulated deficit	(2,085)	(3,962)

Total shareholders’ equity	54,159	52,449

Total liabilities and shareholders’ equity	$93,091	$96,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	Unaudited
Revenue:
License	$6,966	$6,685
Maintenance	4,504	4,214
Other services	227	580

Total revenue	11,697	11,479
Cost of revenue:
License	35	33
Maintenance	545	501
Other services(1)	118	234

Total cost of revenue	698	768

Gross profit	10,999	10,711

Operating expenses:
Research and development	2,599	2,288
Sales and marketing	5,172	4,719
General and administrative	1,390	1,219
Non-cash charges related to equity issuances(1)	(34)	149

Total operating expenses	9,127	8,375

Operating income	1,872	2,336
Interest income	207	194
Other income (expense), net	(40)	14

Net income before income taxes	2,039	2,544
Provision for income taxes	162	305

Net income	$1,877	$2,239

Basic earnings per share:
Basic net income per ordinary share	$0.10	$0.12

Number of shares used in per share calculation	19,619	18,576

Diluted earnings per share:
Diluted net income per ordinary share	$0.09	$0.11

Number of shares used in per share calculation	21,047	21,217

(1) Non-cash charges related to equity issuance include the following:

	Three Months Ended March 31,
	2003	2002
Cost of other services revenue	$1	$2

Research and development	$10	$22
Sales and marketing	(67)	75
General and administrative	23	52

Total included in operating expenses	$(34)	$149

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	Unaudited
Cash flows from operating activities:
Net income	$1,877	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234	217
Non-cash charges related to equity issuances	(302)	272
Changes in operating assets and liabilities:
Accounts receivable	6,286	624
Prepaid expenses and other assets	(849)	(145)
Accounts payable	(157)	73
Other liabilities and accrued compensation	(437)	(822)
Deferred revenues	(4,438)	2

Net cash provided by operating activities	2,214	2,460

Cash flows from investing activities:
Purchases of property and equipment	(247)	(233)
Other assets	1	(21)

Net cash used in investing activities	(246)	(254)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	135	344
Proceeds from repayment of shareholder’s loan	—	202
Payments under capital lease obligations	(4)	(3)

Net cash provided by financing activities	131	543

Net increase in cash and cash equivalents	2,099	2,749
Cash and cash equivalents at beginning of the period	79,509	58,488

Cash and cash equivalents at end of the period	$81,608	$61,237

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s financial position as of March 31, 2003. The statements also show the Company’s statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These interim statements include all normal recurring adjustments which the Company believes are necessary to fairly present our financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003. The December 31, 2002 condensed consolidated balance sheet data was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. The statements of operations for the periods presented are not necessarily indicative of results for any future period, nor for the entire year.

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

The following table presents the calculation of unaudited basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
	Unaudited
Net income	$1,877	$2,239

Shares used in computing basic net income per ordinary share	19,619	18,576
Weighted-average number of ordinary shares under the treasury method	1,428	2,626
Weighted-average number of ordinary shares subject to repurchase	—	15

Shares used in computing diluted net income per ordinary share	21,047	21,217

Diluted net income per ordinary share	$0.09	$0.11

3.	Segment, Customers and Geographic Information

The Company operates in one industry segment which is focused on the development, marketing and support of software products that provide systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs. Operations in Israel and in the United States include research and development and sales and marketing. Operations in Europe include sales and marketing.

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets (in thousands):

	Three Months Ended March 31,
	2003	2002
	Unaudited
Revenues from sales to unaffiliated customers:
United States	$8,792	$8,122
Israel	1,117	1,118
Europe	1,788	2,239

	$11,697	$11,479

	March 31, 2003	December 31, 2002
	Unaudited
Long lived assets :
United States	$1,057	$1,085
Israel	1,162	1,125
Europe	71	67

	$2,290	$2,277

4.	Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities “ (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The Company’s adoption of SFAS 146 did not have a material impact on its results of operations and financial position.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (FASB 148). FASB 148 amends FASB 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FASB 148 are effective for fiscal periods ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options.

5.	Accounting for Share-Based Compensation

The Company accounts for employee share option grants in accordance with APB 25 and related interpretations. Under APB 25, when the exercise price of share options granted to employees equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. The Company has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation.”

The Company’s FASB 123 pro forma information is as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net income as reported	$1,877	$2,239
Stock-based compensation expense included in reported net income, net of tax effect	43	93
Total stock based compensation expense determined under fair value based methods, net of tax effect	(2,163)	(877)

Pro forma net Income (loss)	$(243)	$1,455

Basic net income (loss) per share:
As reported	$0.10	$0.12

Pro forma	$(0.01)	$0.08

Diluted net income (loss) per share:
As reported	$0.09	$0.11

Pro forma	$(0.01)	$0.07

The fair value of all options granted during the three months ended March 31, 2002 and 2003 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Volatility	80%	80%
Weighted-average expected lives	4.0	4.0
Expected dividend yields	—	—
Weighted-average risk-free interest rates	2.50%	3.80%
Weighted-average fair value of options granted	$12.53	$18.23

The measurement to fair value of non-employee share options resulted in a negative expense of $80,000 in the three months ended March 31, 2003, due to the lower market price of the Company’s shares at the end of the period and was recorded in the Sales and marketing expenses. As a result the Company had a net negative share-based compensation of $34,000 in the three months ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this Form 10-Q are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003 and elsewhere in this quarterly report on Form 10-Q.

Description of Business

We provide software products that automate the process of detecting flaws in the designs of electronic systems and integrated circuits and enable our customers to deliver higher quality electronic products, accelerate time-to-market and reduce overall product development costs. We were founded in September 1995 and commenced operations in January 1996. In November 1999, we acquired SureFire Verification, Inc. by merging it into our wholly-owned subsidiary, Verisity Design, Inc., a California corporation. The SureFire acquisition was accounted for under the pooling-of-interests method.

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

We currently derive substantially all of our total revenue from the sale of licenses for a small number of software products and related maintenance and other services. Sales of our Specman Elite and other functional verification class of products accounted for 100% of our license revenue in the past. We expect that substantially all of our revenue in 2003 will continue to be generated from sales of licenses of our functional verification products and related maintenance and other services.

Throughout 2002 and to date in 2003 our customers have faced a difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. This uncertainty continued through the first quarter of 2003 without perceptible relief. The result of this prolonged uncertainty caused most customers, particularly the financially weakest, to scrutinize more heavily their R&D investments with spending decisions being delayed as long as possible and, in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business.

The rate at which new orders were received slowed in the latter half of 2002 and first quarter of 2003 and did not keep pace with the growth in reported revenue, due primarily to the economic environment. As a result revenue in the first quarter of 2003 declined sequentially from the fourth quarter of 2002 and we cannot predict with any certainty if and when future revenue may increase. Please see the risk factor for the effect on our revenue if our products are not adopted.

We sell our products and related maintenance and other services directly through our sales force and through indirect channels that include international distributors and sales representatives. Revenue from sales outside North America accounted for 30.9% of our total revenue in the first quarter of 2003 and 35.8% of our total revenue in the first quarter of 2002. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Results of Operations

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for annual support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $11.7 million for the three months ended March 31, 2003 and $11.5 million for the comparable quarter of 2002, representing an increase of $0.2 million, or 2.0%.

Licenses revenue. Our license revenue was $7.0 million for the three months ended March 31, 2003, and $6.7 million for comparable quarter of 2002, representing an increase of $0.3 million, or 4.2%. This increase was attributable to an increase in the sale of time-based licenses of $0.5 million to new and existing customers partially offset by a decrease of $0.2 million in the sale of perpetual licenses. This reflects a continued movement by our customers toward election of time-based licenses over perpetual licenses. We believe the primary reason for this trend is that it provides customers the most affordable means for licensing our products.

Maintenance revenue. Our maintenance revenue was $4.5 million for the three months ended March 31, 2003, and $4.2 million for the comparable quarter of 2002, representing an increase of $0.3 million, or 6.9%. This increase was primarily attributable to recognition of maintenance revenue in connection with the sale of new licenses.

Other services revenue. Our other services revenue was $227,000 for the three months ended March 31, 2003, and $580,000 for the comparable quarter of 2002, representing a decrease of $353,000, or 60.9%. This decrease was primarily attributable to fewer training services being requested by our customers, which we believe resulted from reduced travel for security and budgetary purposes.

Cost of Revenue

Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $698,000 for the three months ended March 31, 2003 and $768,000 for the comparable quarter of 2002, representing a decrease of $70,000, or 9.1%. Cost of revenue as a percentage of total revenue was 6.0% for the three months ended March 31, 2003 and 6.7% for the comparable quarter of 2002.

Cost of license revenue. Cost of license revenue was $35,000 for the three months ended March 31, 2003 and $33,000 for the comparable quarter of 2002, representing an increase of $2,000, or 6.1%.

Cost of maintenance revenue. Cost of maintenance revenue was $545,000 for the three months ended March 31, 2003 and $501,000 for the comparable quarter of 2002, representing an increase of $44,000 or 8.8%. This increase was primarily a result of increased resources required to support the larger volume of licenses in our installed customer base and partially offset by continued improvements in product quality. These improvements related primarily to the introduction of upgraded versions of our software products that improved functionality and ease of use. These improvements contributed to the overall operating efficiency of our software and our customer support personnel. As a percent of maintenance revenue, the cost of maintenance revenue increased from 11.9% for the three months ended March 31, 2002, to 12.1% for the comparable quarter of 2003.

Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $118,000 for the three months ended March 31, 2003 and $234,000 for the comparable quarter of 2002, representing a decrease of $116,000, or 49.6%. This decrease is primarily attributable to the decrease in externally contracted training services. As a percent of other services revenue, the cost of other services revenue increased from 40.3% for the three months ended March 31, 2002, to 52.0% for the comparable quarter of 2003.

Operating Expenses

Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.6 million for the three months ended March 31, 2003 and $2.3 million for the comparable quarter of 2002, representing an increase of $0.3 million, or 13.6%. The increases were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products and an increase in sub-contractors expenses. Research and development expenses as a percentage of total revenues were 22.2% in the three months ended March 31, 2003 and 19.9% in the comparable quarter of 2002. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel for sales and marketing personnel and promotional and advertising costs. Sales and marketing expenses were $5.2 million for the three months ended March 31, 2003 and $4.7 million for the comparable quarter of 2002, representing an increase of $0.5 million, or 9.6%. This increase is primarily attributable to the cost associated with the hiring of additional sales and marketing personnel, including related travel and office expenses. Sales and marketing expenses as a percentage of total revenues were 44.2% for the three months ended March 31, 2003, and 41.1% for the comparable period of 2002. We expect sales and marketing expenses to increase as we expand our geographic reach and hire additional personnel.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel, facilities, insurance and professional services fees. General and administrative expenses were $1.4 million for the three months ended March 31, 2003 and $1.2 million for the comparable quarter of 2002, representing an increase of $0.2 million, or 14.0%. This increase is attributable approximately equally to increased personnel related expenses, outside professional service fees and insurance premiums. General and administrative expenses as a percentage of total revenue were 11.9% for the three months ended March 31, 2003, and 10.6% for the comparable quarter in 2002. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs and insurance.

Non-cash charges related to equity issuance. Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options at the date of grant and the measurement of the fair value of the non-employee share options. The measurement to fair value of non-employee share options resulted in a negative expense of $80,000 in the three months ended March 31, 2003, due to the lower market price of our shares at the end of the period and was recorded in the Sales and marketing expenses. As a result we had a negative net share-based compensation of $34,000 in the three months ended March 31, 2003, and $149,000 as a share-based compensation expense for the comparable quarter of 2002. In addition, $1,000 was reported in cost of other services for the three months ended March 31, 2003, and $2,000 for the comparable quarter of 2002. The deferred share-based compensation is amortized over the vesting schedule, generally four years.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $208,000 for the three months ended March 31, 2002, to $167,000 for the comparable quarter of 2003. This decrease was primarily due to lower interest rates received on cash and cash equivalent balances. As a percent of total revenue, interest income, interest expenses and other income, net decreased from 1.8% for the three months ended March 31, 2002 to 1.4% for the comparable quarter of 2003.

Income taxes

We recorded provision for income taxes of $162,000 in the three months ended March 31, 2003, and $305,000 for the comparable quarter of 2002. The provisions for income taxes in these related periods are primarily due to income taxes in jurisdictions other than Israel and various withholding taxes. Our effective tax rate for each of these periods differs from the Israeli statutory rate primarily due to the utilization of net operating losses incurred in Israel.

We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances, including acquisition activities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of March 31, 2003, we had cash and cash equivalents of $81.6 million, an accumulated deficit of $2.1 million and working capital of $56.5 million.

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

Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2003, and $2.5 million for the comparable quarter of 2002. Cash provided by operating activities for each period resulted primarily from the net income and to a much lesser extent, $0.3 million in each period, to net favorable changes in other balance sheet accounts.

Net cash used in investing activities was $246,000 in the three months ended March 31, 2003, and $254,000 for the comparable quarter of 2002. Investing activities in those periods consisted mainly of capital equipment expenditures.

Net cash provided by financing activities was $131,000 for the three months ended March 31, 2003, resulting primarily from exercise of share options by employees. Net cash provided by financing activities was $543,000 for the three months ended March 31, 2002, resulting primarily from exercise of share options by employees and repayment of a shareholder’s loan.

We believe that cash flow from operations together with our current cash and cash equivalents balances and current credit facilities will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of capital equipment.

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

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of March 31, 2003, consists primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act, within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds.

During the three months ended March 31, 2003, we issued an additional 44,021 ordinary shares as a result of the exercise of share option grants. The aggregate net consideration received by the Company for the issuance of the ordinary share was $135,000. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Matters Submitted to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index on Page 18.

(b)	On April 21, 2003, we filed a current report on Form 8-K to disclose the results of operations and financial condition for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD.
(Registrant)

Date: May 13, 2003	By:	/s/ CHARLES G. ALVAREZ
Charles G. Alvarez Vice President of Finance and Administration, Chief Financial Officer and Secretary

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Moshe Gavrielov, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verisity Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/s/ Moshe Gavrielov
Chief Executive Officer

I, Charles Alvarez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verisity Ltd.,;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Charles Alvarez
Vice President of Finance and Administration and Chief Financial Officer

Number	Description

3.3*	Form of Amended and Restated Articles of Association.

3.4*	Memorandum of Association, as amended.

4.1*	Form of Share Certificate.

4.3*	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.

10.3*	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.

10.4*	Lease Agreement dated as of July 29, 1997 by and between Mifalei Locky, 1’Bniya Ltd. and Verisity Ltd.

10.5*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.

10.6*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.

10.7*	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.

10.8*	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.

10.9*	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.

10.10*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.11*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.12**	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.

10.13*	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.

10.14*	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.

10.15*	Letter Distributor Agreement dated as of December 1, 1998 by and between Verisity Design, Inc. and Integrated Systems Scandinavia AB.

10.16*	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.

10.17*	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.

10.18*	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.

10.19*	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.

10.21*	Form Software License Agreement.

10.24*	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.

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

10.38	*	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39	*	Verisity Ltd. 2000 Directed Share Plan.

10.40	*	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.

10.41	*	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42	*	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43	**	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

10.44	***	Lease Agreement dated as of October 14, 2002 by and between Luki, Construction and Development Ltd. and Verisity Ltd.

10.45	***	Verisity Ltd. 2000 Employee Share Purchase Plan Amendment and Restated October 29, 2002.

10.46		Verisity Ltd. 2000 Israeli Share Option Plan, January 2003 amendment and form of Option Agreement for 2000 Israeli Share Option Plan, January 2003 amendment.

99.2		Certification pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3		Certification pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
**	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.
***	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 21, 2003.