Form 10-Q
period 2003-06-30
VERISITY LTD
filed 2003-08-08
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of June 30, 2003, there were 20,099,745 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2003

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$80,673	$79,509
Accounts receivable, net of allowance for doubtful accounts of $3 and $4 as of June 30, 2003 and December 31, 2002, respectively	7,720	11,963
Prepaid expenses and other current assets	2,982	2,173

Total current assets	91,375	93,645

Property and equipment, net	2,612	2,277
Other assets	419	495

Total assets	$94,406	$96,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$764	$688
Accrued compensation	4,425	4,651
Deferred revenues	21,716	26,861
Other current liabilities	5,478	5,335

Total current liabilities	32,383	37,535

Long-term portion of deferred revenues	3,926	5,900
Long-term portion of capital lease obligations	—	3
Other long-term liabilities	427	530

Shareholders’ equity:
Ordinary shares and additional paid-in capital	57,624	56,550
Deferred compensation	(56)	(139)
Retained earnings (Accumulated deficit)	102	(3,962)

Total shareholders’ equity	57,670	52,449

Total liabilities and shareholders’ equity	$94,406	$96,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Unaudited		Unaudited
Revenue:
License	$7,605	$8,005	$14,571	$14,690
Maintenance	4,597	4,168	9,101	8,382
Other services	301	318	528	898

Total revenue	12,503	12,491	24,200	23,970
Cost of revenue:
License	38	40	73	73
Maintenance	554	500	1,099	1,001
Other services (1)	167	135	285	369

Total cost of revenue	759	675	1,457	1,443

Gross profit	11,744	11,816	22,743	22,527

Operating expenses:
Research and development	2,626	2,145	5,225	4,433
Sales and marketing	5,400	4,689	10,572	9,408
General and administrative	1,458	1,462	2,848	2,681
Non-cash charges related to equity issuances (1)	66	60	32	209

Total operating expenses	9,550	8,356	18,677	16,731

Operating income	2,194	3,460	4,066	5,796
Interest income	208	206	415	400
Other income (expense), net	(25)	—	(65)	14

Income before income taxes	2,377	3,666	4,416	6,210
Provision for income taxes	190	440	352	745

Net income	$2,187	$3,226	$4,064	$5,465

Basic earnings per share:
Basic net income per ordinary share	$0.11	$0.17	$0.21	$0.29

Number of shares used in per share calculation	19,740	18,825	19,680	18,702

Diluted earnings per share:
Diluted net income per ordinary share	$0.10	$0.15	$0.19	$0.26

Number of shares used in per share calculation	21,348	21,253	21,188	21,236

(1) Non-cash charges related to equity issuances include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of other services revenue	$1	$2	$2	$4

Research and development, net	$7	$18	$17	$40
Sales and marketing	41	(3)	(26)	72
General and administrative	18	45	41	97

Total included in operating expenses	$66	$60	$32	$209

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
	Unaudited
Cash flows from operating activities:
Net income	$4,064	$5,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	527	427
Non-cash charges related to equity issuances	(127)	260
Changes in operating assets and liabilities:
Accounts receivable	4,243	(3,442)
Prepaid expenses and other assets	(734)	(461)
Accounts payable	76	230
Other liabilities and accrued compensation	(183)	(138)
Deferred revenue	(7,119)	2,594

Net cash provided by operating activities	747	4,935
Cash flows from investing activities:
Purchases of property and equipment	(862)	(478)
Other assets	1	14

Net cash used in investing activities	(861)	(464)
Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	1,284	1,421
Proceeds from repayment of shareholder's loan	—	202
Payments under capital lease obligations	(6)	(5)

Net cash provided by financing activities	1,278	1,618
Net increase in cash and cash equivalents	1,164	6,089
Cash and cash equivalents at beginning of the period	79,509	58,488

Cash and cash equivalents at end of the period	$80,673	$64,577

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s financial position as of June 30, 2003. The statements also show the Company’s statements of operations for the three and six months periods ended June 30, 2003 and 2002, and the statements of cash flow for the six months periods ended June 30, 2003 and 2002. The December 31, 2002 condensed consolidated balance sheet data was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. The interim statements include all normal recurring adjustments, which the Company believes are necessary to fairly present the Company’s financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003. The statements of operations for the periods presented are not necessarily indicative of results for any future period, nor for the entire year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company to base its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potentially dilutive ordinary shares considered outstanding during the period, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings per Share.”

The following is a reconciliation of the denominator used in basic and diluted net income per share computations for the second quarters and first six months of 2003 and 2002. (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Unaudited		Unaudited
Net income	$2,187	$3,226	$4,064	$5,465

Shares used in computing basic net income per ordinary share	19,740	18,825	19,680	18,702

Weighted-average number of ordinary shares under the treasury method	1,608	2,428	1,508	2,527
Weighted-average number of ordinary shares subject to repurchase	—	—	—	7

Shares used in computing diluted net income per ordinary share	21,348	21,253	21,188	21,236

Diluted net income per ordinary share	$0.10	$0.15	$0.19	$0.26

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

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Unaudited		Unaudited
Revenues from sales to unaffiliated customers:
United States	$9,522	$9,087	$18,314	$17,209
Israel	721	873	1,838	1,991
Europe	2,260	2,531	4,048	4,770

	$12,503	$12,491	$24,200	$23,970

	June 30, 2003	December 31, 2002
	Unaudited
Long lived assets:
United States	$1,091	$1,085
Israel	1,449	1,125
Europe	72	67

	$2,612	$2,277

4.	Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.146 “Accounting for Costs Associated with Exit or Disposal Activities “ (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The Company’s adoption of SFAS 146 did not have a material impact on its results of operations and financial position.

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

For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of FAS 123 to share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$2,187	$3,226	$4,064	$5,465
Stock-based compensation expense included in reported net income, net of tax effect	33	79	76	172
Total stock based compensation expense determined under fair value based methods, net of tax effect	(2,434)	(1,844)	(4,598)	(2,721)

Pro forma net Income (loss)	$(214)	$1,461	$(458)	$2,916

Basic net income (loss) per share:
As reported	$0.11	$0.17	$0.21	$0.29

Pro forma	$(0.01)	$0.08	$(0.02)	$0.16

Diluted net income (loss) per share:
As reported	$0.10	$0.15	$0.19	$0.26

Pro forma	$(0.01)	$0.07	$(0.02)	$0.14

The fair value of all options granted during the three months ended June 30, 2003 and 2002 were estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,
	2003	2002
Volatility	80%	80%
Weighted-average expected lives	4.0	4.0
Expected dividend yields	—	—
Weighted-average risk-free interest rates	2.10%	3.80%
Weighted-average fair value of options granted	$10.16	$18.27

The weighted average assumptions used in the first quarter of 2003 and 2002, were reported in the Company’s annual report on Form 10Q for the first quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. Some of the statements contained in this Form 10-Q are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and elsewhere in this quarterly report on Form 10-Q.

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

Throughout 2002 and to date in 2003 our customers have faced a difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. This uncertainty has continued through the first half of 2003 without perceptible relief. The result of this prolonged uncertainty has caused most customers, particularly the financially weakest, to scrutinize more heavily their R&D investments with spending decisions being delayed as long as possible and, in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business.

The rate at which new orders were received slowed in the latter half of 2002 and the first quarter of 2003 and did not keep pace with the growth in reported revenue, due primarily to the economic environment. As a result revenue in the first quarter of 2003 declined sequentially from the fourth quarter of 2002. The rate of new orders in the second quarter of 2003 increased sequentially over the first quarter and kept pace with the reported revenue in the period, leaving backlog essentially unchanged at the end of the second quarter of 2003. Revenue in the second quarter of 2003 grew sequentially, approximately 7%, over the first quarter revenue and slightly over the revenue reported in the second quarter of 2002. We cannot predict with any certainty if orders and future revenue will continue to increase. Please see the risk factor (in our annual report on Form 10-K for the year ended December 31, 2002) for the effect on our revenue if our products are not adopted.

We sell our products and related maintenance and other services directly through our sales force and through indirect channels that include international distributors and sales representatives. Revenue from sales outside North America accounted for 31.3% of our total revenue in the second quarter of 2003 and 34.7% of our total revenue in the second quarter of 2002. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

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

Three and Six months Ended June 30, 2003 Compared to Three and Six months Ended June 30, 2002

Results of Operations

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for technical support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $12.5 million for the three months ended June 30, 2003, and $12.5 million for the comparable quarter of 2002, and was $24.2 million for the six months ended June 30, 2003 and $24.0 million for the comparable period of 2002, representing an increase of $0.2 million, or 1.0%. Approximately 93% of revenue in both the three months and six months periods ending June 30, 2003, were derived from existing customers with the balance coming from new customers.

License revenue. Our license revenue was $7.6 million for the three months ended June 30, 2003, and $8.0 million for the comparable quarter of 2002, representing a decrease of $0.4 million, or 5.0%, and was $14.6 million for the six months ended June 30, 2003, and $14.7 million for the comparable period of 2002, representing a decrease of $0.1 million, or 0.8%. These decreases resulted from decreases in revenue from perpetual licenses of $1.1 million and $1.3 million, partially offset by increases in revenue from time-based licenses of $700,000 and $1.2 million in the three and six months periods ending June 30, 2003, respectively. This reflects a further shift in customers’ demand towards time-based licenses from perpetual licenses.

Maintenance revenue. Our maintenance revenue was $4.6 million for the three months ended June 30, 2003, and $4.2 million for the comparable quarter of 2002, representing an increase of $0.4 million, or 10.3%, and was $9.1 million for the six months ended June 30, 2003, and $8.4 million for the comparable period of 2002, representing an increase of $0.7 million, or 8.6%. These increases were primarily attributable to the recognition of revenue from maintenance services that we sold in connection with the sale of new licenses, particularly in respect to time-based licenses.

Other services revenue. Our other services revenue was $301,000 for the three months ended June 30, 2003, and $318,000 for the comparable quarter of 2002, representing a decrease of $17,000, or 5.3%, and was $528,000 for the six months ended June 30, 2003, and $898,000 for the comparable period of 2002, representing a decrease of $370,000, or 41.2%. These decreases were primarily attributable to lower consulting services revenue.

Cost of Revenue

Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $759,000 for the three months ended June 30, 2003, and $675,000 for the comparable quarter of 2002, representing an increase of $84,000, or 12.4%, and was $1,457,000 for the six months ended June 30, 2003, and $1,443,000 for the comparable period of 2002, representing a slight increase of $14,000, or 1.0%. Cost of revenue as a percentage of total revenue was 6.1% for the three months ended June 30, 2003, and 5.4% for the comparable quarter of 2002, and was 6.0% for the six months ended June 30, 2003, and 6.0% for the comparable period of 2002.

Cost of license revenue. Cost of license revenue was $38,000 for the three months ended June 30, 2003, and $40,000 for the comparable quarter of 2002, representing a decrease of $2,000, or 5.0%, and was $73,000 for the six months ended June 30, 2003, and $73,000 for the comparable period of 2002. As a percent of license revenue, the cost of license revenue was 0.5% for the three months ended June 30, 2003, and 0.5% for the comparable quarter of 2002, and 0.5% for the six months ended June 30, 2003 and 2002.

Cost of maintenance revenue. Cost of maintenance revenue was $554,000 for the three months ended June 30, 2003, and $500,000 for the comparable quarter of 2002, representing an increase of $54,000, or 10.8%, and was $1.1 million for the six months ended June 30, 2003, and $1.0 million for the comparable period of 2002, representing an increase of $0.1 million, or 9.8%. This increase was primarily a result of increased resources required to support the larger volume of licenses in our installed customer base and partially offset by continued improvements in product quality. These improvements related primarily to the introduction of upgraded versions of our software products that improved functionality and ease of use. These improvements contributed to the overall operating efficiency of our software and our customer support personnel. As a percent of maintenance revenue, the cost of maintenance revenue increased from 12.0% for the three months ended June 30, 2002, to 12.1% for the comparable quarter of 2003, and from 11.9% for the six months ended June 30, 2002, to 12.1% for the comparable period of 2003.

Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $167,000 for the three months ended June 30, 2003, and $135,000 for the comparable quarter of 2002, representing an increase of $32,000, or 23.7%, and was $285,000 for the six months ended June 30, 2003, and $369,000 for the comparable period of 2002, representing a decrease of $84,000, or 22.8%. These changes were primarily attributable to the demand for externally contracted services, particularly in support of our training revenue. As a percent of other services revenue, the cost of other services revenue increased from 42.5% for the three months ended June 30, 2002, to 55.5% for the comparable quarter of 2003, and from 41.1% for the six months ended June 30, 2002, to 54.0% for the comparable period of 2003. These increases reflect a slightly higher usage of contracted services to support our other services revenue.

Operating Expenses

Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-

contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.6 million for the three months ended June 30, 2003, and $2.1 million for the comparable quarter of 2002, representing an increase of $0.5 million, or 22.4%, and were $5.2 million for the six months ended June 30, 2003, and $4.4 million for the comparable period of 2002, representing an increase of $0.8 million, or 17.9%. The increases were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products and an increase in sub-contractors expenses. Research and development expenses as a percentage of total revenues were 21.0% for the three months ended June 30, 2003, and 17.2% for the comparable quarter of 2002, and were 21.6% for the six months ended June 30, 2003, and 18.5% for the comparable period of 2002. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Sales and marketing expenses were $5.4 million for the three months ended June 30, 2003, and $4.7 million for the comparable quarter of 2002, representing an increase of $0.7 million, or 15.2%, and were $10.6 million for the six months ended June 30, 2003, and $9.4 million for the comparable period of 2002, representing an increase of $1.2 million, or 12.4%. These increases were primarily attributable to the hiring of additional sales and marketing personnel, including related travel and office expenses. Sales and marketing expenses as a percentage of total revenues were 43.2% for the three months ended June 30, 2003, and 37.5% for the comparable period of 2002, and were 43.7% for the six months ended June 30, 2003, and 39.2% for the comparable period of 2002. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and expand our strategic programs.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel, facilities, insurance and professional services fees. General and administrative expenses remained relatively unchanged at $1.5 million for the three months ended June 30, 2003, and for the comparable quarter of 2002, and were $2.8 million for the six months ended June 30, 2003, and $2.7 million for the comparable period of 2002, representing an increase of $167,000, or 6.2%. These increases were primarily attributable to the increased personnel in our finance, legal and investor relations’ functions and an increase in insurance expenses. General and administrative expenses as a percentage of total revenue were 11.7% for the three months ended June 30, 2003, and 11.7% for the comparable quarter in 2002, and were 11.8% for the six months ended June 30, 2003, and 11.2% for the comparable period of 2002. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs, insurance and additional compliance reporting requirements.

Non-cash charges related to equity issuances. Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options at the date of grant and the measurement of the fair value of the non-employee share options. Our share-based compensation expenses, reported in operating expenses, were $66,000 for the three months ended June 30, 2003, and $60,000 for the comparable quarter of 2002, and were $32,000 for the six months ended June 30, 2003, and $209,000 for the comparable period of 2002. In addition, $1,000 was reported in cost of other services for the three months ended June 30, 2003, and $2,000 for the six months ended June 30, 2003. The deferred share-based compensation is amortized over the vesting schedule of the underlying options, generally four years.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $206,000 for the three months ended June 30, 2002, to $183,000 for the comparable quarter of 2003, and from $414,000 for the six months ended June 30, 2002, to $350,000 for the comparable period of 2003. These decreases were primarily due to other expenses related to foreign currency transactions. As a percent of total revenue, interest income, interest expenses and other income, net decreased from 1.6% for the three months ended June 30, 2002, to 1.5% for the comparable quarter of 2003, and from 1.7% for the six months ended June 30, 2002, to 1.4% for the comparable period of 2003.

Income taxes

We recorded provisions for income taxes of $190,000 in the three months ended June 30, 2003, and $440,000 for the comparable quarter of 2002, and $352,000 in the six months ended June 30, 2003, and $745,000 for the comparable period of 2002. The provisions for income taxes in these periods are primarily due to income taxes in jurisdictions other than Israel and various withholding taxes. Our effective tax rate was 8% for the three and six months ended June 30, 2003, and was 12% for the comparable periods of 2002. The effective tax rate for each of these periods differs from the Israeli statutory rate primarily due to the utilization of net operating losses incurred in Israel.

We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances, including acquisition activities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares, pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of June 30, 2003, we had cash and cash equivalents of $80.7 million, retained earnings of $102,000 and working capital of $59.0 million.

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

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2003, and $4.9 million for the comparable period of 2002, a decrease of $4.2 million. Cash provided by operating activities for each period resulted primarily from the net income and net changes in balance sheet accounts deferred revenues and accounts receivable. The decrease in net cash provided by operating activities resulted from lower net income of $1.4 million with the balance resulting from lower orders rate in the period ending June 30, 2003.

Net cash used in investing activities was $861,000 for the six months ended June 30, 2003, and $464,000 for the comparable period of 2002. Investing activities in the six months ended June 30, 2003 and 2002, consisted mostly of capital expenditures

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2003, and $1.6 million for the comparable period of 2002. Net cash provided by financing activities for both periods resulted primarily from exercise of share options by employees and the purchase of shares under our equity incentives plans.

We believe that the cash flow from operations together with our current cash and cash equivalents balances and current credit facilities will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of capital equipment.

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

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of June 30, 2003, consists primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under theExchange Act, within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended June 30, 2003, we issued an additional 141,849 ordinary shares as a result of the exercise of share option grants and the purchase of ordinary shares pursuant to our equity incentives plans. The aggregate net consideration received by the Company for the issuance of the ordinary shares was $1.1 million. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements, filed with the SEC, on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to A Vote of Security Holders.

The 2003 Annual General Meeting of Shareholders of Verisity Ltd. was held at our registered office located at 8-10 Ha’Melacha Street, Rosh Ha’Ayin, Israel, on May 29, 2003, at 10:00 a.m. Israeli time to conduct the business described in our proxy statement. The proxy statement was filed with the United States Securities and Exchange Commission on April 28, 2003. This was a regular annual meeting. The record date for determining those shareholders who were entitled to notice of, and to attend and vote at, the meeting and at any adjournment thereof was April 24, 2003.

The proposals voted on at the meeting, each of which were approved, are summarized below and are more fully described in the proxy statement. A table showing the votes for, against, and abstaining for each proposal follows this list. There were no broker non-votes on any proposal. With respect to the election of directors, shareholders were permitted to vote for the nominee or to withhold their vote for the nominee. Shareholders could vote for, against, or abstain from voting for each of the other proposals. Votes were cast representing 17,940,872 shares out of 19,963,921 outstanding shares. This represents 90.0% participation. The shareholders approved the following proposals:

1. The election of (a) Moshe Gavrielov and (b) Zohar Zisapel as our Class II director to hold office for a term that expires in 2006 at the third Annual General Meeting that follows the 2003 Annual General Meeting and until each of their successor(s) shall be elected and qualified;

2. The grant of share options for the right to purchase ordinary shares under the Verisity Ltd. 2000 U.S. Share Incentive Plan in the amount of 100,000 shares to Moshe Gavrielov, our Director and Chief Executive Officer, with an exercise price of $13.63, the fair market value of our ordinary shares as of the close of business on the date of the 2003 Annual General Meeting;

3. The grant of share options for the right to purchase ordinary shares under the Verisity Ltd. 2000 U.S. Share Incentive Plan in the amount of 30,000 shares to Michael McNamara, our Director and Senior Vice President of Technology, with an exercise price of $13.63, the fair market value of our ordinary shares as of the close of business on the date of the 2003 Annual General Meeting;

4. The 2002 bonus of our executive officers who also serve as members of our Board of Directors;

5. The 2003 base salary of our executive officers who also serve as members of our Board of Directors;

6. The compensation for the non-employee members of our Board of Directors, including external directors;

7. The compensation plan, indemnification, insurance coverage and share option grant, each within limits, for any new or replacement directors (excluding external directors), which may be named to the Board of Directors in accordance with the Amended and Restated Articles of Association outside of the normal cycle for an Annual General Meeting; and

8. The selection of Ernst & Young LLP as our independent auditors, with Messrs. Kost Forer & Gabbay, a member of Ernst & Young International, as our Israeli statutory independent auditors for the fiscal year ending December 31, 2003.

TABLE OF VOTES CAST

Proposition	Votes for	Votes withhold	Votes against	Votes abstained
1. (a)	17,847,475	39,397
(b)	17,845,942	94,930
2.	14,187,049		3,557,320	196,503
3.	14,182,872		3,560,797	197,203
4.	17,576,340		165,706	198,826
5.	17,605,879		139,862	195,131
6.	17,607,559		140,737	192,576
7.	14,505,197		3,424,858	10,817
8.	17,860,678		791,198	996

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on Page 19.

(b)	On April 21, 2003, we filed a current report on Form 8-K to disclose the results of operations and financial information for the quarter ended March 31, 2003 and forward-looking statements relating to 2003 and the second quarter of 2003 as presented in a press release of April 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD.
(Registrant)

Date: August 8, 2003

	By:	/s/ CHARLES G. ALVAREZ
Charles G. Alvarez
Vice President of Finance and
Administration and Chief Financial
Officer (Principal Accounting Officer)

Number	Description
3.3*	Form of Amended and Restated Articles of Association.
3.4*	Memorandum of Association, as amended.
4.1*	Form of Share Certificate.
4.3*	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.

10.3*	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.
10.4*	Lease Agreement dated as of July 29, 1997 by and between Mifalei Locky, 1’Bniya Ltd. and Verisity Ltd.
10.5*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.
10.6*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.
10.7*	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.
10.8*	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.
10.9*	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.
10.10*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.
10.11*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.
10.12**	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.
10.13*	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.
10.14*	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.
10.15*	Letter Distributor Agreement dated as of December 1, 1998 by and between Verisity Design, Inc. and Integrated Systems Scandinavia AB.
10.16*	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.
10.17*	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.
10.18*	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.
10.19*	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.
10.21*	Form Software License Agreement.

10.24*	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.
10.25*	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan, form of Option Agreement for Amended and Restated 2000 U.S. Share Incentive Plan and form of Option Agreement for outside directors under Amended and Restated 2000 U.S. Share Incentive Plan.
10.26*	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.
10.27*	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.

10.28*	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.
10.29*	1997 Israel Share and Stock Option Incentive Plan.
10.30*	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.
10.31*	Verisity Ltd. 2000 Employee Share Purchase Plan.
10.32*	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.
10.33*	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.
10.34*	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.
10.35*	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.
10.36*	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.
10.37*	Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.
10.38*	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.
10.39*	Verisity Ltd. 2000 Directed Share Plan.
10.40*	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.
10.41*	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.
10.42*	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.
10.43**	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.
10.44***	Lease Agreement dated as of October 14, 2002 by and between Luki, Construction and Development Ltd. and Verisity Ltd.
10.45***	Verisity Ltd. 2000 Employee Share Purchase Plan Amendment and Restated October 29, 2002.
10.46****	Verisity Ltd. 2000 Israeli Share Option Plan, January 2003 amendment and form of Option Agreement for 2000 Israeli Share Option Plan, January 2003 amendment.
31.1	Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
**	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.
***	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 21, 2003.
****	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on May 13, 2003.