Form 10-Q
period 2003-09-30
VERISITY LTD
filed 2003-11-10
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

As of September 30, 2003, there were 20,227,515 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2003

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$81,109	$79,509
Accounts receivable, net of allowance for doubtful accounts of $2 and $4 as of September 30, 2003 and December 31, 2002, respectively	11,574	11,963
Prepaid expenses and other current assets	2,799	2,173

Total current assets	95,482	93,645
Property and equipment, net	2,603	2,277
Other assets	380	495

Total assets	$98,465	$96,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$688
Accrued compensation	4,821	4,651
Deferred revenues	21,008	26,861
Other current liabilities	5,636	5,335

Total current liabilities	32,348	37,535

Long-term portion of deferred revenues	5,163	5,900
Long-term portion of capital lease obligations	—	3
Other long-term liabilities	449	530

Shareholders’ equity:
Ordinary shares and additional paid-in capital	58,170	56,550
Deferred compensation	(30)	(139)
Retained earnings (Accumulated deficit)	2,365	(3,962)

Total shareholders’ equity	60,505	52,449

Total liabilities and shareholders’ equity	$98,465	$96,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Unaudited		Unaudited
Revenue:
License	$7,422	$8,939	$21,993	$23,629
Maintenance	4,321	4,664	13,422	13,046
Other services	297	351	825	1,249

Total revenue	12,040	13,954	36,240	37,924
Cost of revenue:
License	24	45	97	118
Maintenance	510	514	1,609	1,515
Other services (1)	116	195	401	564

Total cost of revenue	650	754	2,107	2,197

Gross profit	11,390	13,200	34,133	35,727

Operating expenses:
Research and development	2,479	2,291	7,704	6,724
Sales and marketing	5,061	5,275	15,633	14,683
General and administrative	1,448	1,487	4,296	4,168
Non-cash charges related to equity issuances (1)	128	34	160	243

Total operating expenses	9,116	9,087	27,793	25,818

Operating income	2,274	4,113	6,340	9,909
Interest income	175	259	590	659
Other income (expense), net	10	15	(55)	29

Income before income taxes	2,459	4,387	6,875	10,597
Provision for income taxes	196	527	548	1,272

Net income	$2,263	$3,860	$6,327	$9,325

Basic earnings per share:
Basic net income per ordinary share	$0.11	$0.20	$0.32	$0.50

Number of shares used in per share calculation	19,870	18,983	19,744	18,798

Diluted earnings per share:
Diluted net income per ordinary share	$0.11	$0.18	$0.30	$0.44

Number of shares used in per share calculation	21,497	21,102	21,291	21,205

(1) Non-cash charges related to equity issuances include the following :
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of other services revenue	$1	$2	$3	$6

Research and development	$5	$15	$22	$55
Sales and marketing	7	(18)	(19)	54
General and administrative	116	37	157	134

Total included in operating expenses	$128	$34	$160	$243

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	Unaudited
Cash flows from operating activities:
Net income	$6,327	$9,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	830	661
Non-cash charges related to equity issuances	50	191
Changes in operating assets and liabilities:
Accounts receivable	389	(4,025)
Prepaid expenses and other assets	(511)	(348)
Accounts payable	195	273
Other liabilities and accrued compensation	395	1,794
Deferred revenues	(6,590)	3,610

Net cash provided by operating activities	1,085	11,481

Cash flows from investing activities:
Purchases of property and equipment	(1,156)	(734)
Other assets	—	10

Net cash used in investing activities	(1,156)	(724)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	1,679	1,680
Proceeds from repayment of shareholder’s loan	—	202
Payments under capital lease obligations	(8)	(8)

Net cash provided by financing activities	1,671	1,874

Net increase in cash and cash equivalents	1,600	12,631
Cash and cash equivalents at beginning of the period	79,509	58,488

Cash and cash equivalents at end of the period	$81,109	$71,119

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s position as of September 30, 2003. The statements also show the Company’s statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and the statements of cash flow for the nine month periods ended September 30, 2003 and 2002. These interim condensed consolidated financial statements include all normal recurring adjustments, which the Company believes are necessary to fairly present the Company’s financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003. The December 31, 2002 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. The statements of operations for the periods presented are not necessarily indicative of results for any future period, nor for the entire year.

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

The following is a reconciliation of the denominator used in basic and diluted net income per share computations for the third quarters and first nine months of 2003 and 2002 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Unaudited		Unaudited
Net income	$2,263	$3,860	$6,327	$9,325

Shares used in computing basic net income per ordinary share	19,870	18,983	19,744	18,798

Weighted average number of ordinary shares under the treasury method	1,627	2,119	1,547	2,402
Weighted average number of ordinary shares subject to repurchase	—	—	—	5

Shares used in computing diluted net income per ordinary share	21,497	21,102	21,291	21,205

Diluted net income per ordinary share	$0.11	$0.18	$0.30	$0.44

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

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Unaudited		Unaudited
Revenue from sales to unaffiliated customers:
United States	$9,139	$10,536	$27,453	$27,745
Israel	848	847	2,686	2,838
Europe	2,053	2,571	6,101	7,341

	$12,040	$13,954	$36,240	$37,924

			September 30, 2003	December 31, 2002
			Unaudited
Long lived assets :
United States			$1,048	$1,085
Israel			1,506	1,125
Europe			49	67

			$2,603	$2,277

4. Recently Issued Accounting Standards

At the November 2002 Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 was effective for arrangements entered into in periods commencing after June 15, 2003, or it could be adopted retroactively. The Company’s adoption of EITF 00-21 did not have a material impact on its results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses the consolidation and financial reporting of variable interest entities. FIN No. 46 is effective for financial statements of interim or annual periods ending after December 15, 2003 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after January 31, 2003. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

5. Accounting for Share-Based Compensation

The Company accounts for employee share option grants in accordance with APB 25 and related interpretations. Under APB 25, when the exercise price of share options granted to employees equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. The Company has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (“FAS”) 123, “Accounting for Stock-Based Compensation”

For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$2,263	$3,860	$6,327	$9,325
Stock-based compensation expense included in reported net income, net of tax effect	119	66	195	238
Total stock based compensation expense determined under fair value based methods, net of tax effect	(2,415)	(2,125)	(7,012)	(4,846)

Pro forma net Income (loss)	$(33)	$1,801	$(490)	$4,717

Basic net income (loss) per share:
As reported	$0.11	$0.20	$0.32	$0.50

Pro forma	$0.00	$0.09	$(0.02)	$0.25

Diluted net income (loss) per share:
As reported	$0.11	$0.18	$0.30	$0.44

Pro forma	$0.00	$0.09	$(0.02)	$0.22

The fair value of all options granted during the three months ended September 30, 2003 and 2002 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2003	2002
Volatility	65%	80%
Weighted-average expected lives	4.0	4.0
Expected dividend yields	—	—
Weighted-average risk-free interest rates	2.60%	3.80%
Weighted-average fair value of options granted	$13.21	$13.43

The weighted average assumptions used in the first and second quarters of 2003 and 2002, were reported in the Company’s quarterly reports on Form 10-Q for the first and second quarters of 2003.

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

In 1996, we released our original Specman functional verification software product. In the second quarter of 1998, SureFire released our SureCov software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In the fourth quarter of 1999, we released our SureLint software product. In the second quarter of 2002 we introduced a major upgrade to our Specman Elite product. Throughout 2003, we have introduced several new products, support programs and methodologies which enhance the use of our products and other industry products with functional verification process automation.

We currently derive substantially all of our revenue from the sale of licenses for a small number of software products and related maintenance and other services. Sales of our Specman Elite and other functional verification class of products accounted for 100% of our license revenue in the past. We expect that substantially all of our revenue in 2003 will continue to be generated from sales of licenses of our functional verification products and related maintenance and other services.

Throughout 2002 and to date in 2003 our customers have faced a difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. This uncertainty has continued through the first nine months of 2003 with only modest perceptible improvement. The result of this prolonged uncertainty has caused most customers, particularly the financially weakest, to scrutinize more heavily their R&D investments with spending decisions being delayed as long as possible and in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business.

The rate at which new orders were received slowed in the latter half of 2002 and the first quarter of 2003 and did not keep pace with the growth in reported revenue, due primarily to the economic environment. As a result revenue in the first quarter of 2003 declined sequentially from the fourth quarter of 2002. The rate of new orders in the second and third quarters of 2003 increased sequentially, respectively, over the previous quarter and exceeded reported revenue in the period, increasing backlog at the end of the third quarter of 2003. Revenue in the second quarter of 2003 grew approximately 7% over the first quarter revenue and revenue in the third quarter of 2003 declined approximately 4% from second quarter revenue. While orders increased in the second and third quarters of 2003, the timing of placement of orders or the timing of deployment by our customers of the underlying products did not lead to a corresponding increase in revenue in the third quarter of 2003. We cannot predict with any certainty if orders and future revenue will continue to increase or that an increase in orders will generate an increase in revenue within the same fiscal period. Please see the risk factor (in our annual report on Form 10-K for the year ended December 31, 2002) for the effect on our revenue if our products are not adopted.

We sell our products and related maintenance and other services directly through our sales force and through indirect channels that include international distributors and sales representatives. Revenue from sales outside North America accounted for 33.6% of our total revenue in the third quarter of 2003 and 31.9% of our total revenue in the third quarter of 2002. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

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

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for technical support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $12.0 million for the three months ended September 30, 2003, and $14.0 million for the comparable quarter of 2002, representing a decrease of $2.0 million, or 13.7%, and was $36.2 million for the nine months ended September 30, 2003, and $37.9 million for the comparable period of 2002, representing a decrease of $1.7 million, or 4.4%. Approximately $2.7 million and $3.7 million of the decrease in revenue for the three and nine months ended September 30, 2003, respectively, was attributable to lower sales to existing customers offset by increased revenue of $0.7 million and $2.0 million, respectively, from sales to new customers.

License revenue. Our license revenue was $7.4 million for the three months ended September 30, 2003, and $8.9 million for the comparable quarter of 2002, representing a decrease of $1.5 million, or 17.0%, and was $22.0 million for the nine months ended September 30, 2003, and $23.6 million for the comparable period of 2002, representing a decrease of $1.6 million, or 6.9%. These decreases resulted from decreases in revenue from perpetual licenses of $0.6 million and $2.1 million in the three and nine months ending September 30, 2003, respectively and a decrease in revenue from time-based license revenue for the three month period ending September 30, 2003. The decline due to lower perpetual license revenue in the nine month period ending September 30, 2003 was partially offset by an increase in revenue from time-based licenses of approximately $0.5 million. This reflects a further shift in customers’ demand towards time-based licenses from perpetual licenses.

Maintenance revenue. Our maintenance revenue was $4.3 million for the three months ended September 30, 2003, and $4.7 million for the comparable quarter of 2002, representing a decrease of $343,000, or 7.4%, and was $13.4 million for the nine months ended September 30, 2003, and $13.0 million for the comparable period of 2002, representing an increase of $376,000, or 2.9%. These changes were primarily attributable to the recognition of revenue from maintenance services that we sold in connection with the sale of licenses, particularly in respect to time-based licenses.

Other services revenue. Our other services revenue was $297,000 for the three months ended September 30, 2003, and $351,000 for the comparable quarter of 2002, representing a decrease of $54,000, or 15.4%, and was $0.8 million for the nine months ended September 30, 2003, and $1.2 million for the comparable period of 2002, representing a decrease of $0.4 million, or 33.9%. These decreases were primarily attributable to lower consulting services revenue.

Cost of Revenue

Cost of revenue consists of costs associated with generating license, maintenance and other services revenue. Cost of revenue was $650,000 for the three months ended September 30, 2003, and $754,000 for the comparable quarter of 2002, representing a decrease of $104,000, or 13.8%, and was $2.1 million for the nine months ended September 30, 2003, and $2.2 million for the comparable period of 2002, representing a decrease of $0.1 million, or 4.1%. Cost of revenue as a percentage of total revenue was 5.4% for the three months ended September 30, 2003, and 5.4% for the comparable quarter of 2002, and was 5.8% for the nine months ended September 30, 2003, and 5.8% for the comparable period of 2002.

Cost of license revenue. Cost of license revenue was $24,000 for the three months ended September 30, 2003, and $45,000 for the comparable quarter of 2002, representing a decrease of $21,000, or 46.7%, and was $97,000 for the nine months ended September 30, 2003, and $118,000 for the comparable period of 2002, representing a decrease of $21,000, or 17.8%. As a percent of license revenue, the cost of license revenue decreased from 0.5% for the three months ended September 30, 2002, to 0.3% for the comparable quarter of 2003, and decreased from 0.5% for the nine months ended September 30, 2002, to 0.4% for the comparable period of 2003.

Cost of maintenance revenue. Cost of maintenance revenue was $510,000 for the three months ended September 30, 2003, and $514,000 for the comparable quarter of 2002, and was $1.6 million for the nine months ended September 30, 2003, and $1.5 million for the comparable period of 2002, representing an increase of $0.1 million, or 6.2%. As a percent of maintenance revenue, the cost of maintenance revenue increased from 11.0% for the three months ended September 30, 2002, to 11.8% for the comparable quarter of 2003, and from 11.6% for the nine months ended September 30, 2002, to 12.0% for the comparable period of 2003. These increases were primarily a result of increased resources required to support the larger volume of licenses in our installed customer base and partially offset by continued improvements in product quality. These improvements related primarily to the introduction of upgraded versions of our software products that improved functionality and ease of use. These improvements contributed to the overall operating efficiency of our software and our customer support personnel.

Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $116,000 for the three months ended September 30, 2003, and $195,000 for the comparable quarter of 2002, representing a decrease of $79,000, or 40.5%, and was $401,000 for the nine months ended September 30, 2003, and $564,000 for the comparable period of 2002, representing a decrease of $163,000, or 28.9%. These decreases were primarily attributable to the decrease in externally contracted training services. As a percent of other services revenue, the cost of other services revenue decreased from 55.6% for the three months ended September 30, 2002, to 39.1% for the comparable quarter of 2003, and increased from 45.2% for the nine months ended September 30, 2002, to 48.6% for the comparable period of 2003.

Operating Expenses

Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.5 million for the three months ended September 30, 2003, and $2.3 million for the comparable quarter of 2002, representing an increase of $0.2 million, or 8.2%, and were $7.7 million for the nine months ended September 30, 2003, and $6.7 million for the comparable period of 2002, representing an increase of $1.0 million, or 14.6%. The increases were primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products. Research and development expenses as a percentage of total revenues were 20.6% for the three months ended September 30, 2003, and 16.4% for the comparable quarter of 2002 and were 21.3% for the nine months ended September 30, 2003, and 17.7% for the comparable period of 2002. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Sales and marketing expenses were $5.1 million for the three months ended September 30, 2003, and $5.3 million for the comparable quarter of 2002, representing a decrease of $0.2 million, or 4.1%, and were $15.6 million for the nine months ended September 30, 2003, and $14.7 million for the comparable period of 2002, representing an increase of $0.9 million, or 6.5%. These changes were primarily attributable to the hiring of additional sales and marketing personnel, including related travel and office expenses, for an increase of approximately $0.3 million and $1.4 million in the three and nine months periods, respectively. The balances of the changes were primarily due to lower commission expenses resulting from lower revenue levels. Sales and marketing expenses as a percentage of total revenues were 42.0% for the three months ended September 30, 2003, and 37.8% for the comparable period of 2002, and were 43.1% for the nine months ended September 30, 2003, and 38.7% for the comparable period of 2002. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and expand our strategic programs.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel, facilities, insurance and professional services fees. General and administrative expenses were $1.4 million for the three months ended September 30, 2003, and $1.5 million for the comparable quarter of 2002, representing a decrease of $39,000, or 2.6%, and were $4.3 million for the nine months ended September 30, 2003, and $4.2 million for the comparable period of 2002, representing an increase of $0.1 million, or 3.1%. These changes were primarily attributable to the increased personnel and increased insurance premium expenses, partially offset by all other expenses. General and administrative expenses as a percentage of total revenue were 12.0% for the three months ended September 30, 2003, and 10.7% for the comparable quarter in 2002, and were 11.9% for the nine months ended September 30, 2003, and 11.0% for the comparable period of 2002. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, investor relations programs, insurance and additional compliance reporting requirements.

Non-cash charges related to equity issuances. Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options at the date of grant and the measurement of the fair value of the non-employee share options. Our share-based compensation expenses, reported in operating expenses, were $128,000 for the three months ended September 30, 2003, and $34,000 for the comparable quarter of 2002, and were $160,000 for the nine months ended September 30, 2003, and $243,000 for the comparable period of 2002. In addition, $1,000 was reported in cost of other services for the three months ended September 30, 2003, and $3,000 for the nine months ended September 30, 2003. The deferred share-based compensation is amortized over the vesting schedule of the underlying options, generally four years.

Interest Income, Interest Expenses and Other Income, Net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $274,000 for the three months ended September 30, 2002, to $185,000 for the comparable quarter of 2003, and from $688,000 for the nine months ended September 30, 2002, to $535,000 for the comparable period of 2003. These decreases were primarily due to lower interest rates received on cash and cash equivalents balances. As a percent of total revenue, interest income, interest expenses and other income, net decreased from 2.0% for the three months ended September 30, 2002, to 1.5% for the comparable quarter of 2003, and from 1.8% for the nine months ended September 30, 2002, to 1.5% for the comparable period of 2003.

Income Taxes

We recorded provisions for income taxes of $196,000 in the three months ended September 30, 2003, and $527,000 for the comparable quarter of 2002, and $548,000 in the nine months ended September 30, 2003, and $1.3 million for the comparable period of 2002. The provisions for income taxes in these periods are primarily due to income taxes in jurisdictions other than Israel and various withholding taxes. Our effective tax rate was 8% for the three and nine months ended September 30, 2003, and was 12% for the comparable periods of 2002. The effective tax rate for each of these periods differs from the Israeli statutory rate primarily due to the utilization of net operating losses incurred in Israel.

We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances, including acquisition activities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares, pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of September 30, 2003, we had cash and cash equivalents of $81.1 million, retained earnings of $2.4 million and working capital of $63.1 million.

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

Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2003, and $11.5 million for the comparable period of 2002. Cash provided by operating activities for each period resulted primarily from the net income and net changes in balance sheet accounts deferred revenues and accounts receivable.

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2003, and $724,000 for the comparable period of 2002. Investing activities in the nine months ended September 30, 2003 and 2002 consisted primarily of capital expenditures.

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2003, and $1.9 million for the comparable period of 2002. Net cash provided by financing activities for both periods resulted primarily from exercise of share options by employees and the purchase of shares under our equity incentives plans.

We believe that the cash flow from operations together with our current cash and cash equivalents balances and current credit facilities will be sufficient to meet our operating requirements for at least the next twelve months, including increased operating expenses and purchases of capital equipment.

Although we currently have no commitments or agreements with respect to any acquisitions or investments, it is possible that we may decide to undertake those activities during the next twelve months to an extent that could require additional resources. In that case, we may be required to raise additional financing through public or private financings, strategic relationships or other arrangements. However, we cannot be certain that this funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

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

We incur expenses denominated in local currencies in Israel and Europe. As exchange rates vary, these expenses, when translated into United States dollars, may vary from expectations and adversely affect overall profitability.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of September 30, 2003, consist primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

Management’s intent and current practice is to invest funds in excess of current operating requirements in:

•	U.S. Treasury Securities

•	Federal Agency Securities (GSE’s)

•	Commercial Paper

•	Corporate Notes/Bonds

•	Certificates of Deposit

•	Time Deposits

•	Municipal Obligations

•	Money-Market Auction Rate Debt

•	Money-Market Funds

According to our investment policy the obligor must be rated in the rating category as indicated below by at least two of the Nationally Recognized Statistical Rating Organizations (NRSRO’s).

	S & P	Moody’s	Fitch IBCA
Short Term Rating	A-1	P-1	F-1
Long Term Rating	A	A	A

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes In Securities and Use of Proceeds

During the three months ended September 30, 2003, we issued an additional 127,770 ordinary shares as a result of the exercise of share option grants. The aggregate net consideration received by the Company for the issuance of the ordinary shares was $395,000. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements, filed with the SEC, on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on Page 17.

(b)	On July 21, 2003, we filed a current report on Form 8-K to disclose the results of operations and financial information for the quarter ended June 30, 2003 and forward-looking statements relating to 2003 and the third quarter of 2003 as presented in a press release of July 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD.
(Registrant)

Date: November 7, 2003	By: /s/ Charles G. Alvarez
Charles G. Alvarez
Vice President of Finance and
Administration and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

3.3*	Form of Amended and Restated Articles of Association.

3.4*	Memorandum of Association, as amended.

4.1*	Form of Share Certificate.

4.3*	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.

10.3*	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.

10.4*	Lease Agreement dated as of July 29, 1997 by and between Mifalei Locky, 1’Bniya Ltd. and Verisity Ltd.

10.5*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.

10.6*	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.

10.7*	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.

10.8*	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.

10.9*	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.

10.10*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.11*	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.12**	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.

10.13*	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.

10.14*	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.

10.15*	Letter Distributor Agreement dated as of December 1, 1998 by and between Verisity Design, Inc. and Integrated Systems Scandinavia AB.

10.16*	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.

10.17*	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.

10.18*	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.

10.19*	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.

10.21*	Form Software License Agreement.

10.24*	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.

10.25*	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan, form of Option Agreement for Amended and Restated 2000 U.S. Share Incentive Plan and form of Option Agreement for outside directors under Amended and Restated 2000 U.S. Share Incentive Plan.

10.26*	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.

10.27*	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.

10.28*	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.

10.29*	1997 Israel Share and Stock Option Incentive Plan.

10.30*	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.

10.31*	Verisity Ltd. 2000 Employee Share Purchase Plan.

10.32*	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.33*	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.34*	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.

10.35*	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.

10.36*	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.

10.37*	Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.

10.38*	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39*	Verisity Ltd. 2000 Directed Share Plan.

10.40*	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.

10.41*	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42*	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43**	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

10.44***	Lease Agreement dated as of October 14, 2002 by and between Luki, Construction and Development Ltd. and Verisity Ltd.

10.45***	Verisity Ltd. 2000 Employee Share Purchase Plan Amendment and Restated October 29, 2002.

10.46****	Verisity Ltd. 2000 Israeli Share Option Plan, January 2003 amendment and form of Option Agreement for 2000 Israeli Share Option Plan, January 2003 amendment.

10.47	Lease Agreement Extension by and between Landmark Investment Limited, Thrust IV, Inc. and Verisity Design Inc.

31.1	Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
**	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.
***	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 21, 2003.
****	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on May 13, 2003.