Form 10-K
period 2003-12-31
VERISITY LTD
filed 2004-03-12
CIK 1121936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the ordinary shares on June 30, 2003, as reported on the Nasdaq National Market, was approximately $92,582,083. Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary shares, par value 0.01 NIS per share

As of January 31, 2004, there were 20,403,410 of registrant’s ordinary shares, par value 0.01 NIS per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2004 Annual General Meeting of Shareholders.

VERISITY LTD.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

i

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

PART I

ITEM 1.    BUSINESS

Overview

Verisity Ltd. (“Verisity” or “we”) provides proprietary technologies and software products used to efficiently verify designs of electronic systems and complex integrated circuits that are essential to virtually every high growth segment of the electronics industry. Our functional verification products automate critical steps in the process of determining whether systems and integrated circuits, or ICs, conform to their design specifications. By facilitating the identification of design flaws, we enable our customers to deliver higher quality products to market in less time, while helping them to reduce product development costs.

Verisity Ltd., an Israeli corporation, was founded in September 1995 and commenced operations in January 1996. We wholly own the following subsidiaries: (1) Verisity Design, Inc.—founded in June 1996, and located in the U.S., (2) Verisity Design EURL—headquartered in France, founded in July 1999, and includes U.K. operations as well, (3) Verisity Design GMBH—founded in Germany in September, 1999, includes operations in Sweden, (4) Verisity Design Canada—founded in Canada in July 2000, and (5) Axis Systems acquired February 9, 2004.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Investors can find these reports on the Investor Relations web site located at http://www.verisity.com.

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

Advances in system and IC complexity

During the past two decades, systems and the ICs used within them have become increasingly complex in response to business and consumer demand. In 1980, the most complex ICs contained tens of thousands of transistors, which are the basic building blocks of ICs. Today’s most complex ICs contain over a hundred million transistors and are designed to perform a growing number of sophisticated functions. Some of these complex ICs, known as systems-on-chips, or SoCs, integrate a microprocessor, which controls the logic functions of the device, with other functional modules such as memory and digital signal processors onto a single chip. Only a few years ago each of these functions required a separate IC or even an entire circuit board. For instance, today’s most advanced mobile telephones contain a single SoC that performs all the traditional telephone functions and integrates advanced functions such as address books, organizers and web browsers. Consequently, these phones are smaller, more reliable and have longer battery lives than earlier product generations. Gartner Dataquest estimates that the worldwide market for SoCs will grow from $26 billion in 2002 to $55 billion in 2007, which represents a compounded annual growth rate of approximately 17%.

Companies that design and sell ICs often use one or more off-the-shelf design modules to reduce costs and improve time-to-market of their SoC products. These reusable designs, known as intellectual property modules, or IP cores, can include microprocessors, communication cores and other functional modules and are often licensed from independent third parties, known as IP providers. The growth in demand for complex ICs, particularly SoCs, has created an increased need for IC designers to integrate quickly and accurately IP cores onto a single chip. Gartner Dataquest estimates that the third party market for IP grew from $891.5 million in 2001 to approximately $933.8 million in 2002, which represents an annual growth of 5%.

Challenges of functional verification

Every new system, IC and IP core design must be verified to detect and eliminate discrepancies, known as design flaws, between the specifications and the implementation of its design to ensure that the manufactured device functions properly. Functional verification is the engineering process of determining, before fabrication, whether a system, IC or IP core design behaves as described in its specification. As new generations of systems and ICs expand in complexity, their designs pose far greater challenges to functional verification due to greater numbers of transistors, the integration of reusable IP cores and more elaborate SoC designs. In fact, the verification complexity grows exponentially more than the complexity of the design itself. These sources of additional complexity place a greater burden on the tools and resources that engineers typically employ in the functional verification of each new system and IC design.

For most of the past decade, the functional verification process has generally relied upon software simulators to mimic the behavior of the design. To identify design flaws, engineers use these simulators to run a large number of different test scenarios against descriptions of the design that are typically written in special-purpose software languages. Engineers who use this approach to functional verification create test plans that attempt to both identify the most important areas of the design for testing and describe the numerous real world scenarios that the design must be capable of addressing.

As designs have become increasingly more complex, creating the number and types of test scenarios sufficient to identify all potential design flaws has moved beyond the capacity of the human brain. In addition, the performance improvements of the software simulators have not kept up with the throughput requirements to thoroughly test new system level ICs. As a result, system and IC designers have deployed more engineering and computing resources to address functional verification. Today, functional verification typically accounts for between 50% and 70% of the total development resources devoted to electronic systems and complex ICs. This has created a shortage of trained verification engineers, resulting in a significant bottleneck in the overall time-to-market for many new products. Gartner Dataquest identifies the ESL (Electronic System Level) Test and Verification sub-application as a “hot area” and expects significant growth, because “verification is driving the move to the ESL”. They report that the ESL Test and Verification market (in which we sell our products) is expected to expand at a compounded annual growth rate of 36% from 2002 through 2007. According to Gartner Dataquest, Verisity still maintains its market share lead and had 55% of the ESL Test and Verification market in 2002.

The growing need for improved functional verification solutions

Traditionally, companies that design and sell systems and ICs, developed many of their own functional verification tools. In-house tools are generally not sophisticated enough to handle today’s complex system and IC designs. Functional verification using these tools tends to be manual and time consuming and often fail to find many elusive design flaws, such as ambiguous specifications and unforeseen usage scenarios. Without tools that automate verification processes and best practices, and a new generation simulation technology that scales to the system level, companies can no longer count on their development teams to deliver timely and effective results. Engineering teams are unable to predict the quality or timeliness of their projects, managers are unable to effectively utilize human and compute resources, and executives expose themselves to significant direct costs and market opportunity costs.

Design flaws that are discovered in the manufactured device can be costly, requiring the redesign and remanufacture of the IC, a process commonly referred to as a re-spin. Multiple re-spins are common before the first commercial shipment, with costs ranging from hundreds of thousands of dollars to over $1 million for each re-spin of today’s typical 0.13 micron or 0.09 micron application-specific IC. Re-spins also disrupt production planning and consume valuable engineering resources.

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

The Verisity Solution

We provide proprietary technologies, methodologies, and software products that address the growing need for automating the entire functional verification process for system and IC designs. Our verification process automation (VPA) portfolio of products, led by our top selling Specman Elite, automate and enhance the process of detecting design flaws in systems and ICs before they are manufactured. While dramatically increasing the engineering productivity, time to market, development predictability, and end product quality.

In December, 2003, Verisity announced a definitive agreement to acquire Axis Systems, Inc., a Delaware corporation (“Axis” or “Axis Systems”). This transaction, which is expected to enable Verisity to provide a comprehensive and highly differentiated VPA platform that will take projects from specification to verification closure, closed as of February 9, 2004. Axis has three main products that will be integrated with various Verisity products in 2004 and beyond. The key technology acquired from Axis is a third generation simulation technology that can serve as a software simulator, an accelerator, or an in-system emulator. This technology is packaged into three tightly linked solutions: (i) Xsim, a mixed Verilog, VHDL, and SystemC event-based simulator, (ii) Xtreme, a recompiled version of the simulator that is targeted to run on a high performance parallel processing machine, and (iii) XoC, an extension of Xtreme that enables the co-verification of hardware with embedded software.

Our products solve critical functional verification challenges

We enable our customers to realize these critical business objectives with products that provide the following key benefits to the process of functional verification:

•	Enhanced product quality. Our products identify design flaws in real world scenarios that are typically extremely difficult to anticipate and detect prior to manufacturing the system or IC. The enhanced early detection of these design flaws yields higher quality devices and reduces the number of re-spins.

•	Improved productivity and time to market. Our products enhance engineering productivity by automating manual processes such as generating block, chip, and system level test scenarios, and analyzing design coverage. We also provide an extensive collection of customizable approaches, or methodologies, that solve many common functional verification problems.

•	Improved predictability of development. The increased complexity of verification has not only lengthened development cycles, it has made them much more unpredictable. Lack of predictability is extremely disruptive to management, marketing and sales teams who need to make customer commitments. Verisity’s expanded portfolio of products now enables development teams to manage all project resources with metrics that provide insight into the rate of progress and guidance to find the fastest path to verification closure.

•	Increased resource utilization. Our products optimize human resource utilization by enabling engineers to create customizable verification plans and environments that can be readily reused for other design projects. In order to avoid needless redesign of verification environments, we also provide off-the-shelf verification components for standard interfaces which permit the exchange of data among a variety of communications and computing devices. A common example of a standard interface is the Peripheral Component Interconnect, or PCI, standard. In addition, our products improve computing resource utilization by providing insight into where cycles are being wasted and where they should best be directed.

Our Strategy

Our business objective is to establish our proprietary technologies, methodologies, and software products as the industry standard for the functional verification of system, IC and IP core designs required by the communications, consumer, computers and other high growth segments of the electronics industry. We intend to accomplish this through internal development and strategic acquisition of these technologies and products as well as through strategic alliances.

To achieve the above objectives, we are pursuing the following key business strategies:

Expand Verisity’s VPA portfolio from test bench automation at the logic level to the automation of all hardware, system, and project level processes that ensure total system and project success.

•	Hardware VPA. Verisity continues to expand its scope from automating the creation of tests to automating the complete hardware verification process. This includes the introduction of metrics via multiple of coverage engines and analyses, use of reusable methods and verification components to speed the composition of verification environments, and integration of Specman Elite with simulation technology from Axis.

•	Chip & System Level VPA. Verisity has introduced new technologies and methods to automate the SoC and multi-chip system verification processes. This includes new abstractions and new levels of automation in Specman Elite, hardware-software co-verification, and integration with high performance acceleration and emulation technology from Axis.

•	Project level VPA. Verisity has introduced new technologies and methods to automate the management of distributed verification activities across block, chip, and system levels, and across multiple and distributed engineering teams. These solutions also enable management and optimal utilization of compute resources, while increasing the predictability of the verification closure process.

•	VPA Metrics. Verisity is working with its leading edge customers and industry experts to define the criteria for project success in the nanometer SoC era. This includes specific metrics in the areas of productivity, predictability, quality, compute resource utilization, and human resource utilization.

Continue to expand Verisity’s partnership programs to maximize reach and influence across the industry design chain

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

Establish our e verification language as the industry standard

Specman Elite utilizes e, a specialized functional verification software language that is a key enabler for Verisity’s unique process automation solution. Verisity is promoting e more aggressively to ensure accelerated adoption and interoperability with key partner solutions. The elements of this strategy include:

•	IEEE P1647. To further encourage widespread industry adoption, Verisity donated the e language reference manual to IEEE, which was subsequently adopted as the foundation of the IEEE P1647 verification language standard.

•	Broaden usage with VPA link. e is a key enabler to realize the significant and differentiated benefits of our VPA solution. We will continue to target leaders in the high growth segments of the electronics industry as strategic customers, and are targeting key influencers who are promoting the interdependency of processes, technology, and the e language to realize verification process automation.

•	LicenseE program. Through this program, we will continue to license e to third parties, such as Novas, to enable them to independently support the e language as an interface to their products.

•	Acceleration of e. Verisity has developed a unique technology to synthesize e code for use in hardware accelerators and emulators, including the recently acquired Axis solution. This is the only high level verification language that can be effectively applied at the chip and system levels with adequate levels of performance.

Continue to invest in research, development and customer-focused product innovation

We believe that we are a technology leader in the functional verification market segment and that we have one of the largest and most experienced engineering teams focused solely on this segment. We intend to maintain this position by broadening the scope of solutions to address new critical challenges our customers face. We will be responding with product innovations based on leading-edge research and development. We believe that by continuing to work closely with our highest end systems and IC customers, we will be able to develop product innovations specific to their particular requirements. We will then productize these innovations and take them to the broader market. We will continue to invest in research and development and customer-focused innovations to extend the capabilities of our products, and introduce new ones, while expanding interoperability with complementary third-party products.

Focus on high growth market segments

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

Specman Elite

Our flagship Specman Elite software product is at the core of our product line. It automates the overall process of functional verification at the block, chip and system levels. Specman Elite improves the overall quality of a design by detecting many subtle design flaws through its ability to rapidly generate real world test scenarios for the design being verified. It also increases engineering productivity by automating manual processes such as developing verification environments, generating tests, checking results and analyzing coverage.

Our e language and e reuse methodology manual (eRM) enables the rapid creation of powerful, reusable verification environments that can work with any simulator, including our recently acquired simulator from Axis Systems. e enables engineers to efficiently extract and describe the rules from a design project’s specifications, such as restrictions on inputs, protocols and test scenarios. It also allows the specification of constraints that constrain the generator from creating illegal stimulus, and coverage points that Specman’s coverage engines can monitor for metric generation.

Specman Elite now offers additional levels of abstraction and automation to enable full SoC chip and system level verification. This includes the use of higher level constructs called sequences, coupled with the ability to automatically generate system level scenarios using a technology we call multi-channel generation.

vManager

vManager is a new product that enables verification and project managers to coordinate distributed and multi-level verification activities from specification to verification closure. vManager enables managers to capture the system specifications and test plans in an executable, reusable form. It then supports the monitoring, direction, and control of verification resources to ensure that the optimal choice of automated tests is created that will cover all aspects of the verification plan. Visibility is provided through analysis of resource utilization, coverage, and failures that are occurring during the verification runs. As a result, vManager provides a new level of predictability and compute resource utilization, and serves the master controller for the overall verification process.

Verification Advisor

Our Verification Advisor product provides our customers with an extensive collection of verification methodologies designed to accelerate the use of our Specman Elite product. These methodologies and example templates written in e reflect our recommended “best practices” to address real world functional verification problems. These are organized in an easy-to-use database accessible via any standard web browser. For example, an engineer who needs advice on implementing a test plan could access Verification Advisor to quickly find suggestions and examples for that purpose. In many cases, Verification Advisor reduces the amount of time needed to create verification environments. Furthermore, because Verification Advisor accelerates the learning process of engineers, it decreases our cost of customer support.

e Verification Components

An e Verification Component (eVC) is a complete verification environment including stimulus generation, checking and monitoring, and functional coverage reporting. Each eVC is configurable and extensible to easily satisfy specific verification environment requirements. In addition, since eVCs are plug-and-play, they can be intermixed within a verification environment. By using eVCs to verify standard protocols, interfaces and processors, engineering resources are focused on maximizing the product’s proprietary value-add.

eVCs provide numerous advantages to verification teams including a major increase in productivity and higher quality products. With an eVC, verification environments are created in days instead of weeks or months. Tests can begin to be written much earlier and verification is completed faster. Because an eVC is pre-verified, engineering teams can be confident in their quality and completeness.

Currently Verisity provides eVCs for PCI Express, PCI-X, PCI, AMBA, AHB, USB, and Ethernet.

eRM and sVM

Our eRM provides dramatic productivity gains through its comprehensive set of best-known methods for e Verification Components development practices and Specman Elite functionality to deliver reusable, consistent, and extensible, plug-and-play verification environments and e Verification components. With eRM, e environments and e Verification Components are developed using consistent terminology, architecture, coding style and packaging—thereby eliminating incompatibility issues and creating a pool of truly reusable and interoperable verification components.

sVM is a new methodology describing how chip and system level verification can be automated. It describes how to rapidly compose e Verification Components and use higher abstractions to build system level verification environments. It also describes how to leverage new generation technology to automatically create system level scenarios.

eAnalyzer

eAnalyzer is a new product that statically analyzes e code to ensure that it meets the coding guidelines described in eRM, sVM and vAdvisor. eAnalyzer therefore enables the rapid proliferation of Verisity’s advanced methodologies. This enables higher engineer productivity with few mistakes, more effective verification and associated quality, and more rapid proliferation of best practices.

eCelerator

eCelerator is our new testbench acceleration tool that gives customers access to the automated verification capabilities of Specman Elite in combination with the high performance of hardware-assisted verification. The testbench acceleration enabled by eCelerator allows verification engineers to run portions of test scenarios written in the e verification language on standard hardware verification platforms, known as emulators or accelerators, including the platforms acquired from Axis Systems. The ability to accelerate the simulation of testbenches is particularly critical when verifying the designs of complex systems and SoCs.

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

Customers

We license our functional verification products to the designers of systems, ICs and IP cores, for use in products specifically developed for the communications, computers, business automation, consumer electronics, and other high growth electronic device markets. Within these market segments, our customers can use our products to verify designs in the following applications:

•	Communications: high-speed network routers, hubs and switches, mobile telephones, Internet appliances and cable modems;

•	Computers and business automation: personal computers, workstations, servers, copiers, printers and scanners; and

•	Consumer electronics: digital cameras, personal digital assistants, video games, digital video cassette recorders and DVD players.

In 2003 two customers accounted for 12.2% and 11.4% of total revenue. The loss of such customers would have a material adverse effect in the Company as a whole. See also the ‘Risk Factors.”

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

LicenseE program

Our LicenseE program enables tool vendors to license our e language for use as an interface to their products. These vendors benefit by leveraging our existing customer base familiar with e in an effort to proliferate their products more rapidly. We benefit by further proliferating e as an industry standard, and by improving the interoperability of our products with those of other vendors. Among the several companies that have participated in this program, include: @HDL, Averant, Axis Systems, NoBug Consulting, Novas Software, Prover Technology, STARC, SynaptiCAD and TNI-Valiosys. In addition to commercial partners, customers have joined the LicenseE program in order to help drive the e verification language to be an open, public standard. These customers include: ARM, Cisco Systems, Infineon Technologies, LSI Logic, PMC-Sierra and ST.

Verification Alliance program

To improve time-to-market and to supplement their internal engineering resources, a growing number of companies that design systems and ICs utilize outside consultants for assistance with their functional verification efforts. Our Verification Alliance program grants consulting organizations access to our suite of advanced verification products and to our existing customer base. The program enables the proliferation of our functional verification tools and underlying methodologies, including the e verification language. We currently have over 40 consulting organizations and consultants enrolled in the program, located in the United States, Europe, Israel and Asia. In addition, several of these companies are now developing commercial e Verification Components as part of their business model.

University Program

Our University Program was developed to support educational institutions in their verification-related education and research. The program unites us with universities all over the world in providing engineers with open access to our tools and the e verification language. Some of the members in the program include: Carnegie Mellon University; UC Berkeley; University of Michigan; Purdue University, University of Texas-Austin and Technion Israel Institute of Technology.

Interoperability with key vendors and technologies

Today’s functional verification methods integrate several technologies and products from multiple vendors to form a single solution. Because our products are designed to automate the process of functional verification, they must interoperate with all common verification tools. In this respect, we have developed many interfaces, and are members of the key industry interoperability programs, including the Cadence Connections Program with Cadence Design Systems, the in-Sync Program from Synopsys and the VAP Program from Mentor Graphics’ Model Technology.

In addition, we have an interoperability program for companies in the Electronic Design Automation industry called VIP (Verisity Interoperability Partner) Program to enable other companies in that industry to develop and test integrations to our products. Current members in the VIP program include: 0-in, Aldec, Aptix Corporation, Axis Systems, Cadence Design Systems, CoWare, Denali Software, Emulation and Verification Engineering, Fintronics, ISS, Mentor Graphics, Model Technology, Novas Software, Provis Software, Runtime Design Automation, Summit, Synopsys, Tharas Systems, TNI-Valiosys SA, and Veritools. We have also formed deeper alliances with several companies that provide for the joint development and marketing of solutions and often extend into channel cooperation and training. These alliances help us supplement our existing channels, provide differentiated solutions to our customers and gain endorsements for our products from some of the most influential vendors to our customer base.

Marketing and Sales

Marketing

We focus our marketing efforts on creating and increasing market awareness of our products, creating alignment and strategic initiatives with key industry partners, defining and launching new products, and generating leads for our sales organization. Our marketing strategy is designed to expand the market, further differentiate the company, communicate higher level value propositions, and create more demand for our functional verification solutions.

We employ a wide variety of marketing communications channels to inform existing customers and potential new customers about our products. These channels include trade shows, print and web advertising, our website, public relations, hosting user conferences and publication of our quarterly newsletter.

Direct sales

We license our software products to customers primarily through our direct sales organization. As of December 31, 2003, our direct sales staff totaled 73 employees located in 23 sales offices. Our sales staff includes both sales personnel and consulting engineers, who are our field engineers.

Our sales personnel and consulting engineers operate out of our sales and customer support offices in the following North American locations: Austin, Texas; Lake Forest, Illinois; Plano, Texas; Denver, Colorado; Mountain View, California; Ottawa, Canada; Paradise Valley, Arizona; Scotsdale, Arizona; Tigard, Oregon; Research Triangle Park, North Carolina; San Diego, California; Irvine, California; Monroe Township, New Jersey; Redmond, Washington; New York City, New York and Westborough, Massachusetts. In Europe, we have sales and customer support centers in London, England; Munich, Germany, Stockholm, Sweden and Paris and Grenoble, France. In the Far East, we have a customer support center in Singapore and we also have a regional sales and support office in Rosh Ha’ain, Israel.

Indirect sales

We also sell our products through independent sales representatives and distributors. We have a representative that covers Japan on an exclusive basis with respect to Specman Elite and on a non-exclusive basis with respect to SureCov. This distributor also has an office in San Jose, California to maintain a sales and customer support relationship with predominantly Japanese systems and semiconductor companies that do business in the San Jose metropolitan area. We also have non-exclusive representatives in India, Taiwan and China. In Korea we distribute our products through an exclusive distributor. These outside sales representatives and distributor organizations also have technical support resources. Our revenue through these indirect channels accounted for 11.8% of our total revenue in 2001, 7.7% of our total revenue in 2002 and 7.9% of our total revenue in 2003.

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

We believe that the principal competitive factors in the functional verification market include technology, product quality, performance and capabilities, compatibility and interoperability with other verification and design tools, reputation within the installed customer base, customer service and support, access to customers, expertise, support of standards, regional sales and technical support and price. We believe that we compete favorably with respect to these factors. However, we believe that we will continue to experience increased competition from both existing and potential new entrants into the functional verification market, some of which may have longer operating histories, greater overall brand recognition and significantly greater financial and marketing resources to affect market directions.

Technology, Research and Product Development

Technology

Our Specman Elite software product is the first commercial solution that combines the key technologies needed to automate the entire functional verification process. The core innovative technologies include constraint-driven test generation, data and assertion checking and functional coverage analysis. The test generator can create test data according to a series of constraints that allow for a relatively concise description of valid or even invalid input states. It will work within these constraints to automatically generate any number of test values. A relatively simple modification of selected constraints directs the generated values to focus on selected functions of the design being tested. Assertion checking allows an engineer to monitor certain events within a stated time period. The functional coverage analysis shows an engineer what functionality has or has not been exercised or tested during simulations. The engineer can modify the test constraints to direct testing at any desired function or portion of a device being tested, and the functional coverage analysis can highlight additional areas the engineer should consider.

Another important technology innovation within Specman Elite is the e verification language. This software language, which directs the Specman Elite functions, is particularly well suited for the description of hardware behavior, including time-related and hardware function elements, as well as specific features for verification.

During 2003, Verisity added new technologies to create new levels of abstraction in specification, new levels of generation based automation, enable more effective overall management of the verification process, and ensure improved quality of the underlying verification coding by engineers. This included the additions of mechanisms to describe sequences and the ability for the constraint solver to work across multiple interfaces and generate multi-channel stimulus at the system level.

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

The technologies acquired with Axis Systems offer a unique foundation to achieve scalable verification performance. Axis’s technology provides third generation simulation that combines all languages and required engines for hardware, embedded software and system-level verification. This includes patented ‘semulation’ technology and RCC (Reconfigurable Computing Compiler) that enables this third generation simulator to move from the workstation to a high performance parallel processing machine.

Research and development

Our research and development expenses were $8.9 million in 2001, $9.2 million in 2002 and $10.3 million in 2003. We expect that these costs will increase in the future as we attempt to maintain a leading technology position in the functional verification market. As of December 31, 2003, we had more than 70 employees engaged in research and development activities.

Proprietary and intellectual property rights

We rely primarily on a combination of nondisclosure agreements, license agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our technologies or otherwise expected to be of value. We have an active program to protect our proprietary technology through the filing of patents.

As of January 31, 2004, we have 11 patents issued in the United States and 9 patent applications on file with the USPTO. Once granted, the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest two issued patents can remain effective until August 7, 2017 and until February 6, 2018. Although we have no patents issued in any other jurisdiction, we have 4 patent applications filed under the Patent Cooperation Treaty process and 18 patent applications filed in Europe, Japan, Israel and other jurisdictions. These patents, if granted, will allow us to take legal action against others who may infringe on our core technologies covered by the patent claims. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third-parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents.

In addition, as of January 31, 2004, we had 6 United States trademark registrations with respect to our Verisity and Sure branded products. We also had approximately 24 additional applications pending or registrations granted in various countries where we focus our sales efforts, specifically for Verisity, Specman, Specman Elite, Invisible Specman, and other important corporate names. These existing registrations, and those that may be granted in the future, will improve our ability to take legal action against others who may use these or similar marks on similar goods and services in the respective countries. However, unlike patents, in the United States and in some foreign countries we may have certain rights with respect to our trademarks even though they are not registered with the respective national trademark offices. We cannot be sure that the USPTO or other national trademark offices will issue registrations for any of our pending trademark applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

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

Employees

As of December 31, 2003, we employed 205 people, of whom 113 worked in North America, 73 worked in our Israeli and Singapore facilities and 19 worked in Europe. Of the North American employees, 63 were in sales and marketing, 19 were in research and development, 16 were in general and administration and 15 were in technical customer support. Our employees in Israel worked primarily in research and development. Our employees in Europe worked primarily in sales and customer support. Our employees are not represented by a collective bargaining agent, except as may be required by government legislation or regulation. We consider our relations with our employees to be good, and we will continue to strive to provide a positive working environment for our employees.

Revenue by Geographic Area

The following is a summary of revenue within geographic areas based on the location of the entity making the sales:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Revenue from sales to unaffiliated customers:
United States	$29,760	$39,553	$36,984
Israel	3,274	3,652	3,275
Europe	5,703	9,319	8,241

	$38,737	$52,524	$48,500

We do business in a single industry segment.

ITEM 2.    PROPERTIES

All of our operations are conducted in leased office facilities. Our principal executive offices in the U.S. occupy approximately 20,000 square feet and are located in Mountain View, California. These offices house substantially all of our marketing, administration, finance, customer service and support employees and approximately one-fifth of both our sales employees and research and development team. Our lease for the Mountain View facility expired on December 31, 2003 and was extended through June 30, 2004. Once this lease expires we intend to relocate to a new location in Mountain View, California, for which we have recently signed a letter of intent. The lease agreement for the new offices will have a five year term and will be for 35,000 square feet, initially, and up to 58,000 square feet. This new office space will allow us to consolidate operations with Axis Systems and provide room for future growth.

In addition, we lease four facilities with a total of approximately 16,200 square feet in Rosh Ha’ain, Israel, approximately 10 miles from Tel Aviv. Those facilities house a substantial portion of our research and development employees, a portion of our customer service and support team and the local sales team. All four leases expire on February 2005, with an option for a two-year extension.

We also occupy an additional 3,200 square feet of office space in Westborough, Massachusetts where we maintain our East Coast operations under a lease which expires on March 31, 2006 and 3,300 square feet of office in Austin, Texas under a lease agreement which expires on December 31, 2004. In addition, we occupy less than 1,000 square feet of space in each of our small regional sales offices located in Paris and Grenoble, France; London, England; Munich, Germany; Denver, Colorado and Austin and Plano, Texas; each under leases for a term not exceeding one year.

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

We intend to use the aggregate net proceeds from our initial public offering, share purchases pursuant to equity incentives plans and cash generated from operating activities for general corporate purposes, capital expenditures and potential acquisitions of complementary businesses, products and technologies. Pending these uses, these proceeds have been and will continue to be invested in interest bearing, investment grade securities.

Our ordinary shares are traded on the Nasdaq National Market under the symbol “VRST”. The following table sets forth, for the periods indicated, the range of high and low daily closing prices for our ordinary shares as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2002:
January 1, 2002-March 31, 2002	$22.92	$15.05
April 1, 2002-June 30, 2002	$24.85	$13.69
July 1, 2002-September 30, 2002	$18.05	$11.05
October 1, 2002-December 31, 2002	$22.27	$11.30
Year ended December 31, 2003:
January 1, 2003-March 31, 2003	$19.40	$7.55
April 1, 2003-June 30, 2003	$14.15	$9.15
July 1, 2003-September 30, 2003	$14.10	$10.09
October 1, 2003-December 31, 2003	$13.40	$10.93

As of January 31, 2004, there were approximately 93 record holders of our ordinary shares.

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

Equity Compensation Plan Information

Please see Item 12 of this Form 10-K in which we incorporate by reference the Equity Compensation Plans Information from the Proxy Statement.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 2001, 2002, and 2003, and the selected consolidated balance sheet data as of December 31, 2002 and 2003, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 1999 and 2000, and the selected consolidated balance sheet data as of December 31, 1999, 2000 and 2001, are derived from our audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$11,477	$21,499	$38,737	$52,524	$48,500
Cost of revenue(1)	1,907	2,492	3,432	2,958	2,827
Gross profit	9,570	19,007	35,305	49,566	45,673
Operating expenses:
Research and development, net	4,940	7,329	8,859	9,214	10,281
Sales and marketing	8,790	11,469	17,098	20,092	20,785
General and administrative	3,070	3,917	5,078	5,559	5,721
Non-cash charges related to equity issuances(1)	191	910	776	393	176

Total operating expenses	16,991	23,625	31,811	35,258	36,963
Operating income (loss)	(7,421)	(4,618)	3,494	14,308	8,710
Other income (expenses), net	285	210	1,454	864	712

Net income (loss) before income taxes	(7,136)	(4,408)	4,948	15,172	9,422
Provision for income taxes	—	—	250	1,822	752

Net income (loss)	$(7,136)	$(4,408)	$4,698	$13,350	$8,670

Basic earnings per share:
Basic net income (loss) per ordinary share	$(1.34)	$(0.64)	$0.31	$0.71	$0.44

Shares used in per share calculation	5,311	6,870	15,356	18,934	19,818

Diluted earnings per share:
Diluted net income (loss) per ordinary share	$(1.34)	$(0.64)	$0.24	$0.63	$0.41

Shares used in per share calculation	5,311	6,870	19,632	21,254	21,363

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Cash equivalents	$10,811	$18,388	$58,488	$79,509	$91,004
Working capital	7,944	6,523	34,771	56,110	66,214
Total assets	17,526	32,287	71,838	96,417	110,544
Long term obligations	1,388	3,269	2,594	6,433	6,082
Total shareholders’ equity	8,282	5,075	34,517	52,449	63,816
(1) Non-cash charges related to equity issuances include the following:

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Cost of other services revenue	$—	$23	$14	$7	$3

Research and development, net	$3	$218	$182	$67	$25
Sales and marketing	24	331	290	162	(15)
General and administrative	164	361	304	164	166

Total included in operating expenses	$191	$910	$776	$393	$176

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

In 1996, we released our original Specman functional verification software product. In the second quarter of 1998, SureFire released our SureCov software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In the fourth quarter of 1999, we released our SureLint software product. In 2003 we introduced further enhancements to our Specman Elite products as well as several new products and methodologies targeted at chip and system level verification and overall verification project level management. We have also introduced several other products and support programs, which enhance the use of our products in the functional verification process. Since these new products and services were introduced primarily in the latter part of 2003, we expect customers to sample them in low volume, initially before adopting them more broadly, therefore we expect their contribution to total revenue to be modest in 2004. Please see the risk factor for the effect on our revenue if our products are not adopted.

On February 9, 2004, we completed our acquisition of Axis Systems, Inc. (“Axis”), a company that provides certification and simulation software/hardware solutions that enable System-on-Chip designers to verify the accuracy, optimization and functionality of integrated circuits. Axis offers a unique, third-generation simulation technology that combines all languages and required engines for hardware, embedded software and system-level verification. The acquisition will enable Verisity to create a comprehensive and highly differentiated VPA platform to exploit multiple discontinuities in the rapidly changing functional verification market. For more information regarding the terms of the acquisition, please see the Company’s public disclosures made in connection with the proposed acquisition, including, but not limited to, its filings with the SEC.

Our sales are generally denominated in United States dollars; however, a portion of our operating expenses in international locations is denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal. However, as our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

Our total revenue, which consists of license revenue, maintenance revenue and other services revenue, was $38.7 million in 2001, $52.5 million in 2002 and $48.5 million in 2003. License revenue consists of fees paid by our customers to license our software products. Maintenance revenue consists of fees for support and product updates, typically for a one-year period. Other services revenue consists of training and consulting fees. Historically, we have generated the majority of our total revenue from license fees. However, as a result of our growing customer base, maintenance revenue has increased as a percent of total revenue. We currently derive substantially all of our total revenue from the sale of licenses for a small number of software products and related maintenance and other services. Sales of our Specman Elite and other functional verification class of products, as mentioned above, accounted for 100% of our license revenue in 2001, 2002 and 2003. We expect that substantially all of our revenue in 2004 will continue to be generated from sales of licenses of our functional verification products and related maintenance and other services, including products and services acquired in our acquisition of Axis Systems in February 2004.

Throughout all of 2002 and the first half of 2003 our customers continued to face a difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. These uncertainties continued into 2003 and began to abate to some extent as the year progressed. The result of this prolonged uncertainty caused most customers, particularly the financially weakest, to scrutinize carefully their R&D investments with spending decisions being delayed as long as possible and, in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business. While the economic environment appeared to improve during the second half of 2003, our customers continued to demonstrate cautiousness in respect to their R&D spending decisions.

New orders for our functional verification products, maintenance and other services increased in 2002 over order levels recorded in 2000 and 2001, however the rate at which new orders were received slowed in the latter half of the year and did not keep pace with the growth in reported revenue, due primarily to the economic environment. As a result, we reported a sequential revenue decline in the first quarter of 2003 and flat revenue of just over $12 million per quarter for the remaining three quarters of 2003. New orders for our products and services declined in 2003 as compared to 2002, however, after hitting a low point in our seasonably weak first quarter we did experience resurgence in the rate of new orders as the year progressed. In particular, new orders in the second half of 2003 grew compared to the same period in 2002. Orders for time-based licenses continued to grow as a proportion of overall orders, which generates a more ratable and somewhat slower growing revenue stream over time. We cannot predict with any certainty if forward-looking orders will continue to grow, or when and if forward-looking revenue may increase. Please see the risk factor for the effect on our revenue if our products are not adopted.

We sell our products and related maintenance and other services directly through our direct sales force and through indirect channels that include international distributors and sales representatives. Direct sales account for substantially all of our sales in North America. Revenue from sales outside North America accounted for 33.1% of our total revenue in 2001, 32.4% of our total revenue in 2002 and 32.9% of our total revenue in 2003. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

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

We had 205 employees as of December 31, 2003, an increase from 200 employees as of December 31, 2002.

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

Revenue recognition.    For each sales arrangement, we recognize revenue when: we have persuasive evidence of an arrangement, we deliver the product and the related license key or we perform the services, with no remaining obligations; the fee is fixed or determinable; and we determine that collection of the fee is probable. For perpetual licenses, once all of these conditions have been satisfied, we recognize license revenue based upon the residual method after all elements which do not have vendor-specific objective evidence (“VSOE”) of fair value have been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” as VSOE of fair value for the delivered elements does not exist. We recognize revenues from product sales through our international distributors when the distributor sells a product license to an end user.

In accordance with SOP No. 97-2, VSOE of fair value of maintenance can be determined by reference to the price the customer is charged when maintenance is sold separately, which is based on the price we established and have received from our customers for separate maintenance renewals. Because almost every purchaser of perpetual software licenses subsequently purchases separate annual maintenance renewals, we believe we have VSOE of fair value for these maintenance arrangements. However, with respect to our time-based licenses with terms of less than 24 months, we have concluded that we do not have VSOE of fair value for maintenance. As a result, we recognize the revenue for these time-based licenses ratably over the period of the arrangement.

Further, with respect to these time-based license arrangements, we allocate the revenue based on our standard price list, which has resulted in approximately 66% being allocated to license revenue and 34% being allocated to maintenance revenue.

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

Accounting for research and development costs.    We apply Statement of Financial Accounting Standards, or SFAS, No. 86, “ Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” to software technologies we develop internally. We include internal development costs in research and development, and we expense those costs as they are incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which, based upon our development process, generally occurs upon the completion of a working model. To date, the costs incurred between the completion of a working model and the general availability of our products have not been significant. Accordingly, we have not capitalized any software development costs to date.

Accounting for doubtful accounts.    Our accounts receivable are mainly derived from sales to customers located primarily in North America, Europe, Israel and the Far East. We perform periodic credit evaluations of our customers’ financial condition and generally do not require them to pledge collateral or grant us a security interest in their assets to secure their payment obligation to us. As of December 31, 2002, and 2003, the allowances for doubtful accounts were $4,000 and $2,000, respectively.

Accounting for share based compensation.    We account for employee share option grants in accordance with Accounting Principles Board (“APB”) 25 and related interpretations. Under APB 25, when the exercise price of share options granted to employees equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. We have adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” which was amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and expands the disclosure requirements.

We recorded deferred share compensation on our balance sheet of $2.1 million in connection with the share options that were granted to our employees from July 1, 1999 to December 31, 2001. This deferred share compensation is amortized over the vesting period of the related options, which is generally four years, using the graded method. During 2001, 2002, and 2003, we amortized $684,000, $331,000 and $125,000 of deferred share compensation, respectively. We expect the remaining deferred share compensation at December 31, 2003 at the amount of $14,000 will be amortized over 2004.

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

	Year Ended December 31,
	2000	2001	2002	2003
Consolidated Statements of Operations Data:
Revenue:
License	65.5%	65.4%	62.1%	60.4%
Maintenance	26.7	29.4	34.9	37.4
Other services	7.8	5.2	3.0	2.2

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.9	1.4	0.3	0.3
Maintenance	7.1	4.5	3.9	4.3
Other services	2.6	3.0	1.4	1.2

Total cost of revenue	11.6	8.9	5.6	5.8
Gross profit	88.4	91.1	94.4	94.2
Operating expenses:
Research and development, net	34.1	22.9	17.5	21.2
Sales and marketing	53.4	44.2	38.3	42.8
General and administrative	18.2	13.1	10.6	11.8
Non-cash charges related to equity issuances	4.2	2.0	0.7	0.4

Total operating expenses	109.9	82.2	67.1	76.2
Operating income (loss)	(21.5)	8.9	27.3	18.0
Other income, net	1.0	3.8	1.6	1.5

Net income (loss) before income taxes	(20.5)	12.7	28.9	19.5
Provision for income taxes	—	0.6	3.5	1.6

Net income (loss)	(20.5)%	12.1%	25.4%	17.9%

Years Ended December 31, 2002 and 2003

Total revenue

Our total revenue decreased by 7.7% from $52.5 million for the year ended December 31, 2002 to $48.5 million for the year ended December 31, 2003. This decrease was attributable to approximately $5.3 million of lower sales to our existing customers and partially offset by approximately $1.3 million of sales to new customers. For the year ended December 31, 2002, one customer who contributed 10.8% of total revenue, was the only customer to account for more than 10% of total revenue. In the year ended December 31, 2003, two customers, who contributed 12.2% and 11.4% of total revenue, respectively, were the only customers to account for more than 10% of total revenue. Please see “Risk Factors” regarding the effect on our business if we lose such customers.

License revenue.    Our license revenue decreased by 10.1% from $32.6 million for 2002 to $29.3 million for 2003. Revenue from perpetual licenses decreased 41.8% from $8.2 million for 2002 to $4.8 million for 2003 and revenue from time-based licenses increased 0.5% from $24.4 million for 2002 to $24.5 million for 2003. This reflects a continued movement by our customers toward election of time-based licenses over perpetual licenses. We believe the primary reason for this trend is that it provides customers the most affordable means for licensing our products.

Maintenance revenue.    Our maintenance revenue decreased by 1.2% from $18.3 million for 2002 to $18.1 million for 2003. This decrease was primarily attributable to lower renewal maintenance revenue in connection with perpetual licenses.

Other services revenue.    Our other services revenue decreased by 32.0% from $1.6 million for 2002 to $1.1 million for 2003. This decrease was primarily attributable to fewer training services being requested by our customers, which we believe resulted from reduced customers training budgets and a larger population of trained and knowledgeable users at our customers’ base.

Cost of revenue

Cost of license revenue.    Our product delivery costs are minimal as our software products are principally always delivered through electronic transmission. Our cost of license revenue decreased 14.1% from $163,000 for 2002 to $140,000 for 2003. As a percent of license revenue, the cost of license revenue was 0.5% for 2002 and 0.5% for 2003. We expect that the absolute dollar amount of the cost of license revenue will increase over the next 12 months if the sale of licensed software products continues to increase and/or if we should license third party verification products for resale.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Our cost of maintenance revenue increased 3.5% from $2.0 million for 2002 to $2.1 million for 2003. This increase was primarily attributable to increased technical customer support personnel to provide the required levels of support to a growing portfolio of products and technologies. As a percent of maintenance revenue, the cost of this revenue increased from 11.2% for 2002 to 11.7% for 2003. This increase was primarily due to the decrease in maintenance revenue in 2003. We expect that the absolute dollar amount of the cost of maintenance revenue will continue to increase in the next 12 months.

Cost of other services revenue.    Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Our cost of other services revenue decreased 23.8% from $752,000 for 2002 to $573,000 for 2003. This decrease was primarily attributable to the decrease in externally contracted training services. As a percent of other services revenue, the cost of this revenue increased from 47.2% for 2002 to 52.9% for 2003. We expect that the absolute dollar amount of the cost of other services revenue will continue to increase in the next 12 months if the sale of our other services increases.

Operating expenses

Research and development.    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Our research and development expenses increased 11.6% from $9.2 million for 2002 to $10.3 million for 2003. This increase was primarily related to the increase in the number of software developers employed in the continuing enhancement of our software products. As a percent of total revenue, research and development expenses increased from 17.5% for 2002 to 21.2% for 2003. This increase was primarily related to the decrease in total revenue for the year ended 2003 and also an increase in the absolute dollar amount spent on research and development for 2003. During 2003 we announced several new products and technologies which resulted from these development efforts. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. We anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, and promotional and advertising expenses. Our sales and marketing expenses increased 3.4% from $20.1 million for

2002 to $20.8 million for 2003. This increase is primarily attributable to the hiring of additional sales and marketing personnel, including related travel and office expenses, of approximately $1.5 million, partially offset by a decrease in commission expenses resulting from lower revenue levels. As a percent of total revenue, sales and marketing expenses increased from 38.3% for 2002 to 42.9% for 2003. This increase was attributable to the decrease in total revenue for 2003 and increase in sales personnel to address expanding growth opportunities in certain geographic markets. We expect that the absolute dollar amount of our sales and marketing expenses will continue to increase in future periods.

General and administrative.    General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations, information technology and finance personnel and expenses for facilities, insurance, and professional services. Our general and administrative expenses increased 2.9% from $5.6 million for 2002 to $5.7 million for 2003. This increase is primarily attributable to the hiring of additional personnel. As a percent of total revenue, general and administrative expenses increased from 10.6% for 2002 to 11.8% for 2003. This increase was primarily attributable to the decrease in total revenue for 2003. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, implementation of Sarbanes-Oxley Act (including Section 404), investor relations programs and insurance.

Non-cash charges related to equity issuances.    Non-cash charges related to equity issuances were $577,000 for 2002 and $102,000 for 2003. These amounts, for 2002, related to research and development expenses of $67,000, cost of other services revenue of $7,000, sales and marketing expenses of $162,000, general and administrative expenses of $164,000 and $177,000 as a reduction to revenue in connection with options granted to distributors. These amounts, for 2003, related to the following: research and development expenses of $25,000, cost of other services revenue of $3,000, negative sales and marketing expenses of $15,000, general and administrative expenses of $166,000 and $77,000 as an addition to revenue in connection with options granted to distributors. The negative sales and marketing expense and the addition to revenue were due to lower market price of the Company’s shares, in connection with re-measurement of options granted to a sale representative and a distributor.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $864,000 for 2002 to $712,000 for 2003. This decrease was primarily due to lower interest rates received on cash and cash equivalents balances. As a percent of total revenue, interest income, interest expenses and other income, net decreased from 1.6% for 2002 to 1.5% for 2003.

Income taxes

We recorded an income tax provision of $752,000 in 2003 and $1.8 million in 2002. The provisions for income taxes in these years are primarily due to U.S. alternative minimum taxes and various withholding taxes.

As of December 31, 2002 and 2003, we had approximately $8.2 million and $9.2 million of US federal net operating loss carryforwards, respectively, and $300,000 and $400,000 of US federal research and development credit, respectively. These United States federal net operating loss and credit carryforwards expire between the years 2012 and 2023. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization. The amount of net operating losses and credits that we can utilize may be limited under tax regulations in some circumstances including acquisition activities.

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

Cost of revenue

Cost of license revenue.    Our product delivery costs are minimal as our software products are principally always delivered through electronic transmission. Our cost of license revenue decreased 70.9% from $561,000 for 2001 to $163,000 for 2002. This decrease was primarily due to the fact that in 2001, we accrued for royalties due to the Office of Chief Scientist in Israel (OCS), for which all obligations were fully repaid during the fourth quarter of 2001, resulting in no royalties being due to the OCS during 2002. As a percent of license revenue, the cost of license revenue decreased from 2.2% for 2001 to 0.5% for 2002. This decrease was primarily due to the fact that we repaid fully the OCS royalties during the fourth quarter of 2001.

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

Income taxes

We recorded an income tax provision of $1.8 million in 2002 and $250,000 in 2001. The provisions for income taxes in these years are primarily due to U.S. alternative minimum taxes and various withholding taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares, pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of December 31, 2003, we had cash and cash equivalents of $91.0 million, retained earnings of $4.7 million and working capital of $66.2 million. As of December 31, 2003, we had an obligation for severance pay to Israeli employees of $275,000 that is fully provided for by monthly deposits into severance funds and insurance policies, with the remaining through an accrual.

Net cash provided by operating activities was $17.7 million, $18.1 million and $11.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. Cash provided by operating activities in 2001 resulted primarily from an increase in deferred revenues and other liabilities and accrued compensation, partially offset by a net loss and increase in accounts receivable and prepaid expenses and other assets. Cash provided by operating activities in 2002 was primarily attributable to net income, and increases in deferred revenues and other liabilities and accrued compensation, partially offset by an increase in accounts receivable. Cash provided by operating activities in 2003 was primarily attributable to net income, and increases in deferred revenue and other liabilities and accrued compensation.

Deferred revenues result from the billing and collection of fees from our customers for the purchase of license and maintenance services for which we have not yet recognized revenue. We will recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy and in accordance with accounting principles generally accepted in the United States. The long-term portion of deferred revenues reflects revenues that will be recognized more than 12 months in the future due to customers with license agreements or maintenance terms in excess of 12 months, and for which we already received the cash payments or expect to receive it in connection with current account receivable. In addition, certain of our software agreements require the staggered delivery of licenses over a period of time, some of which are in excess of 12 months in the future. Primarily as a result of increasing orders of these types and timely collections of associated accounts receivable, we have experienced positive cash flow from operating activities for the years ended December 31, 2001, 2002 and 2003.

Net cash used in investing activities was $1.0 million for the year ended December 31, 2001, $1.0 million for the year ended December 31, 2002, and $2.1 million for the year ended December 31, 2003. These investments were primarily for purchases of new computers, equipment and furniture as we expanded operations.

Net cash provided by financing activities was $23.4 million for the year ended December 31, 2001, and was primarily due to the sale of $22.3 million, net of related expenses, of ordinary shares during our initial public offering in March 2001, and exercise of our underwriters’ over-allotment option in April 2001. The balance was provided by the exercise of share options by employees of $441,000, purchases under the employee share purchase plan of $848,000 and partially offset by the scheduled repayment of a bank term loan of $265,000.

Net cash provided by financing activities was $4.0 million for the year ended December 31, 2002, and was provided by the exercise of share options by employees of $2.1 million, purchases under the employee share purchase plan of $1.7 million and full repayment of a shareholder’s loan of $202,000.

Net cash provided by financing activities was $2.6 million for the year ended December 31, 2003, and was provided by the exercise of share options by employees of $0.9 million, employees share purchase plan of $1.7 million.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of our revenue;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual maintenance;

•	the cost, timing and extent of our product development efforts; and

•	the cost, timing and extent of our sales, marketing and general administrative activities;

•	the requirements associated with strategic acquisitions;

We intend to continue to invest in the development of new products, enhancements to our existing products, expansion of our sales channels and, potentially, expand our products and technologies through strategic acquisitions and alliances. The factors described above will affect our future capital requirements and the adequacy of our available funds.

We used $40.6 million of our December 31, 2003 cash balances to complete our acquisition of Axis Systems on February 9, 2004. However, we believe that cash flow from operations together with our current cash and investment balances will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment as described elsewhere in this Form 10-K. See also Note 12, Subsequent events.

Although we are not currently in discussions and have no commitments or agreements with respect to any new acquisitions or investments, it is possible that we may decide to undertake such strategic activities during the next 12 months to an extent that could require additional financial resources. In that case, we may be required to raise additional financing through public or private financings, strategic relationships or other arrangements. However, we cannot be certain that this funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

Our future minimum payments under noncancelable operating and capital lease agreements at December 31, 2003 were as follows (in thousands):

Leases
Year ending December 31:
2004	$754
2005	163
2006	33

$950

Included in the lease payments above is $2,000 under capital lease to be paid in 2004.

On February 5, 2004 the Company’s US subsidiary signed a letter of intent to enter into a five year lease agreement for 35,000 square feet, initially, and up to 58,000 square feet at a new location in Mountain View, CA. The lease term will start on July 1, 2004.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in Israel, and also in North America, and sell those products primarily in North America, Israel, Europe and the Eastern Asia. Our sales outside North America were 32.4% of our total revenue in 2002 and 32.9% in 2003. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As substantially all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

We incur expenses denominated in the local currencies in Israel and Europe. As exchange rates vary, these expenses, when translated into United States dollars, may vary from expectations and adversely affect overall profitability.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of December 31, 2003, consist primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments Ad Hedging Activities.” This Statement amends and clarifies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS 133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Risk Factors

We acquired Axis System (“Axis”), and may seek to expand our business through other acquisitions or through joint ventures in the future that could result in diversion of resources and extra expenses, disrupt our business and harm our financial results and financial condition.

We completed our acquisition of SureFire Verification, Inc., in November 1999 and our acquisition, of Axis in February 2004. Cadence Design Systems and Synopsys each acquired their functional verification products by acquiring smaller companies that originally developed those products. There are many companies developing point solutions that are complementary to Verisity and consolidation is a common outcome of new technology development in the electronic design automation industry. We may in the future decide to pursue acquisitions of businesses, products and technologies or establish joint venture arrangements, which could expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology, service or product could divert our management’s time and significantly disrupt our business.

Furthermore, integration issues are complex, time-consuming and expensive. The difficulties of integrating an acquired company include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships of the companies;

•	integrating and managing the technology of two companies;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We may not successfully address the integration issues of our acquisition of Axis or any acquisitions in the future, or may fail to do so in a timely manner. Even if we do successfully integrate Axis or any other acquired company, we may not realize all the benefits of the acquisition. Acquisitions could result in:

•	failure to gain market acceptance of resulting products and technologies;

•	loss of associated revenue due to purchase accounting rules;

•	additional operating expenses without additional revenue;

•	potential dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	write off of goodwill and amortization of other intangibles;

•	research and development write-offs; and

•	other acquisition and integration related expenses.

As a result of these and other factors, our acquisition of Axis and of other companies in the future could contribute to financial results that differ from the investment community’s expectations in any given quarter.

Our quarterly operating results and ordinary share price may fluctuate, because we have a limited ability to accurately forecast our quarterly sales and our costs are relatively fixed in the short term.

We expect our quarterly operating results to fluctuate significantly due to a variety of factors, many of which are outside of our control. Our revenue is difficult to predict and may fluctuate significantly from period-to-period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are relatively fixed in the short term. As an example, our research and development and sales and marketing expenses together accounted for more than 80% of our total operating expenses in 2001, 2002 and 2003. As a result, if our revenue is below expectations in any quarter, the negative effect may be magnified by our inability to adjust our spending on these activities in a timely manner to offset the revenue shortfall.

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

We have only been profitable for the past thirteen quarters and may not be able to sustain profitability, which may cause the market price of our ordinary shares to decline.

We have only been profitable since the fourth quarter of 2000. We expect to continue to incur additional operating expenses resulting primarily from research and development, sales and marketing, possible strategic acquisitions and general and administrative activities. As a result, we will need to generate significant revenue to sustain profitability. We may not be able to sustain profitability in the future. We anticipate that our expenses will increase substantially in the next 12 months as we:

•	continue to invest in research and development to enhance our existing products and technologies and to develop additional functional verification products;

•	increase our sales and marketing activities; and

•	implement additional internal systems, develop additional business infrastructure, implement and document procedures under the Sarbanes-Oxley Act and hire additional management personnel to keep pace with our growth.

Any failure to significantly increase our revenue as we implement our product and distribution strategies could also harm our ability to sustain profitability and could negatively impact the market price of our ordinary shares. In addition, if we do not attain or sustain profitability in the future, we may be unable to continue our operations.

We compete in a market with rapidly evolving technologies and product innovations, and our products are based on new technologies that may not be accepted by potential customers.

We compete in markets that are characterized by rapid technological changes, frequent new product introductions and innovations, uncertain product life cycles and changes in customer demands. For example, in these markets a new functional verification technology may rapidly emerge and gain acceptance that does not rely on the use of software simulation of system, IC or IP core designs, which is the approach to functional verification supported by our current suite of products. Our future success will likely depend on our ability to respond to these factors, in part by financing and managing the significant research and development investment that is often required to develop new generations of our functional verification technologies and introduce these product innovations to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, our products may become obsolete and we may be unable to retain existing customers or attract or retain new ones. Even if we are successful in financing and managing a significant investment of our resources in product and technology innovations, such as our proprietary functional verification language called e, the industry may not accept or adopt them. The enhancement to our Specman Elite products and other products and services we released in the latter part of 2003 may not be broadly adopted by customers. Therefore, any enhancements or new generations of the technologies and products that we develop or acquire may not generate any revenue, or revenue in excess of the costs of development or acquisition.

We may not be able to compete effectively against, and may lose market share to, other vendors of functional verification products with greater resources and distribution channels, as well as engineering groups within potential customers that develop their own functional verification tools.

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

We believe that broad market acceptance of our functional verification products will depend on several factors, including the ability to significantly enhance the productivity of functional verification, ease of use, interoperability with third-party vendors’ design automation and functional verification products, our customer’s assessment of our financial resources and our technical, managerial, service and support expertise, price and our customers’ financial condition. The enhancement to our Specman Elite products and other products and services we released in the latter part of 2003 may not be broadly adopted by companies that design and sell systems and ICs.

Our revenue may decline substantially if our existing customers do not continue to purchase additional licenses or renew maintenance for our products.

We rely on the sale of additional licenses to, as well as the renewal of annual maintenance by, our existing customers. Additional revenue from our existing customers represented more than 90% of our total revenue in 2003. Even if we are successful in selling our products to new customers, if we fail to sell additional licenses for our products to our existing customers or if they fail to renew their annual maintenance agreements, we could experience a material decline in revenue. None of our current customers is obligated to license new or future generations of our functional verification products.

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

We expect to experience fluctuations in the sale of licenses for our products due to seasonal factors. We have experienced and anticipate we will continue to experience relatively lower sales in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers and the economic incentives for our sales force. We also expect that sales may decline during the summer months of our third quarter, particularly in the European markets. It is difficult for us to evaluate the degree to which these capital budgeting and customer purchasing cycle variations and sales incentives may reduce our sales. However, these factors may lead to fluctuations in our quarterly operating results in the future.

We have derived and will continue to derive a significant portion of our revenue from one class of product, and the failure of this class to satisfy market demand could have a disproportionate impact on our revenue and income.

Specman Elite and our other related functional verification products and related maintenance and other services have accounted for approximately 100% of our revenue in each of the past eight fiscal years. We expect that these products and related maintenance and other services will continue to account for substantially all of our revenue in the foreseeable future. If this class of products fails to meet customer expectations so as to satisfy market demand, our business, financial condition and results of operations will suffer more than they would have if we offered a more diversified line of products.

Our customer base is concentrated, and the loss of one or more of our customers could harm our financial condition, results of operation and business.

We derive a significant portion of our revenue from large orders placed by a relatively small number of customers. For example, our three largest customers in 2001, 2002 and 2003, together accounted for 24.6%,

24.9% and 28.7% of our total revenue, respectively. In the year ended December 31, 2002, one customer, who contributed 10.8% of total revenue, was the only customer to account for more than 10% of total revenue. In the year ended December 31, 2003 two customers contributed 12.2% and 11.4% of total revenue. The loss of one or more of these customers could significantly affect our revenue and cause our ordinary share price to decline.

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

Our success largely depend on the managerial and technical skills of key technical, sales and management personnel. In particular, our business and operations are substantially dependent on the performance of Moshe Gavrielov, our chief executive officer, and Yoav Hollander, our chief technical officer. If Mr. Gavrielov or Mr. Hollander were to leave or become unable to perform services for us, our business would likely be harmed.

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

As we continue to increase the scope of our operations, our headcount continues to grow. Our total number of employees increased from 200 as of December 31, 2002, to 205 as of December 31, 2003. Our productivity, the quality of our products and our customer support may be seriously harmed if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

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

In order to significantly penetrate international markets, we plan to expand our international sales efforts. As we expand our direct international sales organization, we will incur higher personnel costs that may not result in additional revenue. To the extent we rely on independent sales representatives and distributors to expand our international sales channels, we will be exposed to the risk that our revenue may decline if they do not continue to distribute our products. Even if we increase our revenue by increasing international sales, we may not realize corresponding growth in operating margins, due to the higher costs of these sales. Our revenue from customers outside North America represented 33.1% of our total revenue in 2001, 32.4% of our total revenue in 2002 and 32.9% of our total revenue in 2003.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, which may cause the market price of our ordinary shares to decline.

We may not be able to exceed or maintain our historical rates of revenue growth in 2004 or in the future. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time.

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

Our patents, copyrights, trademarks, trade secrets and similar intellectual property are critical to our success. We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, copyright and trade secret laws to protect our proprietary rights. As of January 31, 2004, the United States Patent and Trademark Office, known as the USPTO, has granted 11 of our patents on various aspects of our technology. We have an additional 9 pending United States patent applications, 4 patent applications filed under the Patent Cooperation Treaty process and 18 patent applications filed in Europe, Japan, Israel and other jurisdictions. We face the risks that our patent applications may not be allowed, that any patents we hold may be challenged, invalidated or circumvented, and that any claims allowed from our patents will not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of foreign countries may not adequately protect our intellectual property as well as the laws of the United States.

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

We are incorporated under the laws of the State of Israel and our principal research and development facilities and the corporate headquarters of Verisity Ltd. are located in Israel. Continued political and economic instability or armed conflicts in Israel or in the region, could directly harm our business and operations.

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

Pursuant to the Law for the Encouragement of Capital Investments, the Government of Israel through the Investment Center has granted “approved enterprise” status to a significant portion of our research and development efforts. The portion of our income derived from our approved enterprise programs will be exempt from tax for a period of two years commencing in the first year in which we have taxable income and will be subject to a reduced tax for a period of three to eight additional years. The benefits available to an approved enterprise are conditioned upon the fulfillment of conditions regarding a required amount of investments in fixed assets and a portion of these investments being made with net proceeds of equity capital raised by us as stipulated in applicable law and in the specific certificates of approval. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future. From time-to-time, the Government of Israel has discussed reducing or eliminating the benefits available under the approved enterprise program. It is possible that these tax benefits may not be continued in the future at their current levels or at all.

Our share price has been volatile and could drop unexpectedly.

The price at which our ordinary shares trade has been and is likely to continue to be volatile. The stock market from time to time experiences significant price and volume fluctuations that affect the market prices of securities, particularly securities of technology and computer software companies. As a result, investors may experience a significant decline in the market price of our ordinary shares, regardless of our operating performance. Price declines in our stock could result from many factors outside of our control, including:

•	announcements by us or our competitors of financial results, acquisitions, new products or technological innovations or strategic transactions;

•	announcements by our customers of poor financial results, layoffs or discontinuance of business programs or segments;

•	disputes concerning patents or other proprietary rights;

•	political conditions, particularly in Israel;

•	Sales of shares by former stockholders of Axis that were issued in our acquisition of Axis Systems, and any sales of shares issued in future acquisition; and

•	general market conditions.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type, regardless of its merit, is often extremely expensive and diverts management’s attention and resources.

Recently enacted and proposed regulatory changes may cause us to incur increased costs

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional Sales, Marketing and G&A expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-21 of this report.

Selected Quarterly Results of Operations

The following table presents our consolidated operating results for each of the eight quarters in the period from January 1, 2002 through December 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements an the related notes appearing elsewhere in this Form 10-K.

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

	Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
License	$6,685	$8,005	$8,939	$8,983	$6,966	$7,605	$7,422	$7,320
Maintenance	4,214	4,168	4,664	5,272	4,504	4,597	4,321	4,681
Other services	580	318	351	345	227	301	297	259

Total revenue	11,479	12,491	13,954	14,600	11,697	12,503	12,040	12,260
Cost of revenue:
License	33	40	45	45	35	38	24	43
Maintenance	501	500	514	528	545	554	510	505
Other services	234	135	195	188	118	167	116	172

Total cost of revenue	768	675	754	761	698	759	650	720
Gross profit	10,711	11,816	13,200	13,839	10,999	11,744	11,390	11,540
Operating expenses:
Research and development, net	2,288	2,145	2,291	2,490	2,599	2,626	2,479	2,577
Sales and marketing	4,719	4,689	5,275	5,409	5,172	5,400	5,061	5,152
General and administrative	1,219	1,462	1,487	1,391	1,390	1,458	1,448	1,425
Non-cash charges related to equity issuances	149	60	34	150	(34)	66	128	16

Total operating expenses	8,375	8,356	9,087	9,440	9,127	9,550	9,116	9,170
Operating income	2,336	3,460	4,113	4,399	1,872	2,194	2,274	2,370
Other income, net	208	206	274	176	167	183	185	177

Net income before income taxes	2,544	3,666	4,387	4,575	2,039	2,377	2,459	2,547
Provision for income taxes	305	440	527	550	162	190	196	204

Net income	$2,239	$3,226	$3,860	$4,025	$1,877	$2,187	$2,263	$2,343

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are sufficiently effective to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. There were no changes in our internal controls over financial reporting during the fourth quarter of 2003 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated herein by reference from the sections captioned “Election of Directors” and “Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2004 Annual Meeting of Shareholders’, to be filed by us within 120 days of the end of our fiscal year pursuant to general instruction G(3) of Form 10-K.

We have revised our Insider Trading Policy to allow our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our shares by an independent party (such as an investment bank) that is not aware of material inside information at the time of the trade. As of December 2003, all our officers had adopted Rule 10b5-1 trading plans. We believe that our directors and officers may establish or extend such programs.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference from the sections captioned “ Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the section captioned “Principle Accounting Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

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

B)  Report on Form 8-K filed in the fourth quarter of 2003

On October 20, 2003, we filed a current report on Form 8-K to disclose the results of operations and financial information for the quarter ended September 30, 2003 and forward-looking statements relating to 2003 and the fourth quarter of 2003 as presented in a press release of October 20, 2003.

On December 12, 2003, we filed a current report on Form 8-K to announce that on December 11, 2003, Verisity Ltd. and Axis Systems, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Verisity has agreed to acquire Axis for aggregate consideration of approximately $80 million, which consists of a mixture of Ordinary Shares, par value 0.01 NIS, of Verisity, and cash.

On December 16, 2003, we filed a current report on Form 8-K to present a Regulation FD disclosure with respect to a series of slides to be used by Moshe Gavrielov, the Company’s Chief Executive Officer, and Charles Alvarez, the Company’s Vice President of Finance and Administration and Chief Financial Officer, following the announcement of the Merger Agreement to acquire Axis.

C)  Exhibits

EXHIBIT INDEX

Number	Description

2.1(6)	Agreement and Plan of Merger, dated as December 11, 2003 among Verisity Ltd., Atlas Acquisition Corp., Summit Ventures V1-A,L.P. and Axis Systems Inc.

3.1(1)	Articles of Association, as amended.

3.2(1)	Amendment to the Articles of Association

3.3	Form of Amended and Restated Articles of Association.

3.4(1)	Memorandum of Association, as amended.

4.1(1)	Form of Share Certificate.

Number	Description

4.3(1)	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.

10.2(1)	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.

10.3(1)	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.

10.5(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.

10.6(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.

10.7(1)	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.

10.8(1)	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.

10.9(1)	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.

10.10(1)	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.11(1)	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.12(2)	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.

10.13(1)	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.

10.14(1)	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.

10.16(1)	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.

10.17(1)	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.

10.18(1)	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.

10.19(1)	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.

10.21(1)	Form Software License Agreement.

10.24(1)	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.

10.25(1)	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan, form of Option Agreement for Amended and Restated 2000 U.S. Share Incentive Plan and form of Option Agreement for outside directors under Amended and Restated 2000 U.S. Share Incentive Plan.

10.26(1)	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.

10.27(1)	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.

10.28(1)	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.

Number	Description

10.29(1)	1997 Israel Share and Stock Option Incentive Plan.

10.30(1)	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.

10.31(1)	Verisity Ltd. 2000 Employee Share Purchase Plan.

10.32(1)	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.33(1)	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.34(1)	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.

10.35(1)	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.

10.36(1)	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.

10.37(1)	Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.

10.38(1)	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39(1)	Verisity Ltd. 2000 Directed Share Plan.

10.40(1)	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.

10.41(1)	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42(1)	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43(2)	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

10.44(3)	Lease Agreement dated as of October 14, 2002 by and between Luki, Construction and Development Ltd. and Verisity Ltd.

10.45(3)	Verisity Ltd. 2000 Employee Share Purchase Plan Amendment and Restated October 29, 2002.

10.46(4)	Verisity Ltd. 2000 Israeli Share Option Plan, January 2003 amendment and form of Option Agreement for 2000 Israeli Share Option Plan, January 2003 amendment.

10.47(5)	Lease Agreement Extension by and between Landmark Investment Limited, Thrust IV, Inc. and Verisity Design Inc.

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Chief Financial Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.

(2)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.

(3)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 21, 2003.

(4)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on May 13, 2003.

(5)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on November 10, 2003.

(6)	Incorporated by reference from the like-numbered exhibit filed with the current report on Form 8-K (No. 000-32417) filed on December 12, 2003.

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

Signature	Title(s)	Date

/s/ MOSHE GAVRIELOV Moshe Gavrielov	Chief Executive Officer and Director	March 11, 2004

/s/ YOAV HOLLANDER Yoav Hollander	Chief Technical Officer and Director	March 11, 2004

/s/ CHARLES ALVAREZ Charles Alvarez	Vice President of Finance and Administration, Chief Financial Officer and Secretary	March 11, 2004

/s/ MICHAEL MCNAMARA Michael McNamara	Senior Vice President of Technology and Director	March 11, 2004

/s/ DOUGLAS FAIRBAIRN Douglas Fairbairn	Director, Chairman of the Board	March 11, 2004

/s/ TALI ABEN Tali Aben	Director	March 11, 2004

/s/ AMOS WILNAI Amos Wilnai	Director	March 11, 2004

/s/ ZOHAR ZISAPEL Zohar Zisapel	Director	March 11, 2004

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD.

By:	/s/ MOSHE GAVRIELOV
Moshe Gavrielov Chief Executive Officer

Date:  March 11, 2004

VERISITY LTD.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Verisity Ltd.

We have audited the accompanying consolidated balance sheets of Verisity Ltd. as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verisity Ltd. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 15, 2004

VERISITY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$79,509	$91,004
Accounts receivable, net of allowance for doubtful accounts of $4 and $2 as of December 31, 2002 and 2003, respectively	11,963	11,444
Prepaid expenses and other current assets	2,173	4,412

Total current assets	93,645	106,860
Property and equipment, net	2,277	3,298
Other assets	495	386

Total assets	$96,417	$110,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$688	$1,177
Accrued compensation	4,651	4,827
Deferred revenues	26,861	27,791
Other current liabilities	5,335	6,851

Total current liabilities	37,535	40,646
Long-term portion of deferred revenues	5,900	5,601
Long-term portion of capital lease obligations	3	—
Other long-term liabilities	530	481

Commitments and Contingencies

Shareholders’ equity:
Special preferred shares, par value NIS 0.01; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2002 and 2003	—	—
Ordinary shares, par value NIS 0.01; 95,000,000 shares authorized at December 31, 2002 and 2003; 19,913,875 and 20,356,047 shares issued and outstanding at December 31, 2002 and 2003, respectively; at amounts paid in	56,550	59,122
Deferred share compensation	(139)	(14)
Retained earnings (accumulated deficit)	(3,962)	4,708

Total shareholders’ equity	52,449	63,816

Total liabilities and shareholders’ equity	$96,417	$110,544

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2001	2002	2003
Revenue:
License	$25,360	$32,612	$29,313
Maintenance	11,374	18,318	18,103
Other services	2,003	1,594	1,084

Total revenue	38,737	52,524	48,500
Cost of revenue:
License	561	163	140
Maintenance	1,691	2,043	2,114
Other services(1)	1,180	752	573

Total cost of revenue	3,432	2,958	2,827

Gross profit	35,305	49,566	45,673

Operating expenses:
Research and development, net	8,859	9,214	10,281
Sales and marketing	17,098	20,092	20,785
General and administrative	5,078	5,559	5,721
Non-cash charges related to equity issuances(1)	776	393	176

Total operating expenses	31,811	35,258	36,963

Operating income	3,494	14,308	8,710
Interest income	1,447	904	801
Interest expense and other income, net	7	(40)	(89)

Net income before income taxes	4,948	15,172	9,422
Provision for income taxes	250	1,822	752

Net income	$4,698	$13,350	$8,670

Basic earnings per share:
Basic net income per ordinary share	$0.31	$0.71	$0.44

Number of shares used in per share calculation	15,356,439	18,933,916	19,818,097

Diluted earnings per share:
Diluted net income per ordinary share	$0.24	$0.63	$0.41

Number of shares used in per share calculation	19,632,093	21,253,741	21,362,759

(1) Non-cash charges related to equity issuances include the following:

	Year Ended December 31,
	2001	2002	2003
Cost of other services revenue	$14	$7	$3

Research and development, net	$182	$67	$25
Sales and marketing	290	162	(15)
General and administrative	304	164	166

Total included in operating expenses	$776	$393	$176

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Shares		Ordinary Shares		Deferred Share Compensation	Shareholders’ Loans	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	$6,056,076	$21,591	$8,663,594	$6,599	$(853)	$(252)	$(22,010)	$5,075
Partial payment of a promissory note						50		50
Cashless conversion of warrants to preferred shares	14,934							—
Conversion of convertible preferred shares for ordinary shares	(6,071,010)	(21,591)	6,071,010	21,591				—
Issuance of ordinary shares in connection with initial public offering, net of issuance costs			3,835,250	22,333				22,333
Issuance of ordinary shares upon exercise of options			377,483	441				441
Issuance of ordinary shares under employee share purchase plan			139,909	848				848
Deferred share compensation related to grants of options to employees				301	(301)			—
Amortization of deferred share compensation					684			684
Compensation related to grants of options to sales representatives and distributors				388				388
Net Income							4,698	4,698

Balance at December 31, 2001	—	—	19,087,246	52,501	(470)	(202)	(17,312)	34,517

Payment of Shareholder’s loan						202		202
Cashless exercise of a warrant			12,273					—
Issuance of ordinary shares upon exercise of options			556,721	2,111				2,111
Issuance of ordinary shares under employee share purchase plan			257,635	1,692				1,692
Amortization of deferred share compensation					331			331
Compensation related to grants of options to sales representatives and distributors				246				246
Net Income							13,350	13,350

Balance at December 31, 2002	—	—	19,913,875	$56,550	(139)	$—	(3,962)	52,449

Issuance of ordinary shares upon exercise of options			268,963	871				871
Issuance of ordinary shares under employee share purchase plan			173,209	1,724				1,724
Amortization of deferred share compensation					125			125
Compensation related to grants of options to sales representatives, distributors and directors				(23)				(23)
Net Income							8,670	8,670

Balance at December 31, 2003	—	$—	20,356,047	$59,122	$(14)	$—	$4,708	$63,816

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$4,698	$13,350	$8,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	911	879	1,146
Non-cash charges related to equity issuances	1,072	577	102
Changes in operating assets and liabilities:
Accounts receivable	(644)	(3,465)	519
Prepaid expenses and other assets	1,326	62	(2,148)
Accounts payable	(434)	220	489
Other liabilities and accrued compensation	1,827	2,767	1,650
Deferred revenue	8,992	3,670	631

Net cash provided by operating activities	17,748	18,060	11,059

Cash flows used in investing activities:
Purchases of property and equipment	(1,392)	(1,044)	(2,167)
Net proceeds from selling of short-term investments	387	—	—
Other assets	(39)	10	18

Net cash used in investing activities	(1,044)	(1,034)	(2,149)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	23,622	3,803	2,595
Repayment of Shareholder’s loan	50	202	—
Repayment of bank loan	(265)	—	—
Payments under capital lease obligations	(11)	(10)	(10)

Net cash provided by financing activities	23,396	3,995	2,585
Net increase in cash and cash equivalents	40,100	21,021	11,495
Cash and cash equivalents at beginning of the year	18,388	58,488	79,509

Cash and cash equivalents at end of the year	$58,488	$79,509	$91,004

Supplemental disclosure of cash-flow information
Interest paid during the year	$16	$3	$—

Non cash investing and financing activities
Exchange of preferred shares for ordinary shares	$21,591	$—	$—

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Revenue Recognition

License revenue is comprised of perpetual and time-based license fees which are primarily derived from contracts with corporate customers. For each sale, the Company recognizes revenue when: persuasive evidence of an agreement has been received, delivery of the product and license key has occurred, the fee is fixed or determinable, collectibility is probable, and there are no remaining obligations by the Company. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. The Company’s standard payment recognition terms currently range from “net 30 days” to “net 90 days” for domestic and international customers. The Company does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For perpetual licenses, once all of the above conditions have been met, the Company recognizes license revenue based upon the residual method after all elements, which do not have vendor-specific objective evidence of fair value (“VSOE”) other than maintenance, have been delivered as prescribed by Statement of Position, or SOP No. 98-9, “Modification of SOP No. 97-2, “Software Revenue Recognition with Respect to Certain Transactions,” as VSOE for the delivered elements does not exist.

In certain instances, the Company enters into arrangements consisting of staggered delivery of multiple elements. As VSOE of fair value does not exist for these products, and delivery of the product and license key has not occurred, the Company defers revenue on these arrangements until delivery has occurred.

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

Time-based licenses of less than 24 months in duration include maintenance for the full duration of the license. VSOE of fair value does not exist for the related support arrangement as maintenance is not offered separately for such arrangements. In these cases, the Company recognizes the license and maintenance revenue ratably over the period of each arrangement. Further, with respect to these time-based license agreements, the Company allocates the revenue based on its standard price list, which has resulted in approximately 66% being allocated to license revenue and 34% being allocated to maintenance revenue.

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

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company accounts for employee share option grants in accordance with Accounting Principles Board (“APB”) 25 and related interpretations. Under APB 25, when the exercise price of share options granted to employees equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. The Company has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”, which was amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, and expands the disclosure requirements.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation:

	Year ended December 31,
	2001	2002	2003
	(in thousands, except per share data)
Net income as reported	$4,698	$13,350	$8,670
Stock-based compensation expense included in reported net income	650	291	228
Total stock based compensation expense determined under fair value based methods	(3,348)	(7,104)	(10,019)

Pro forma net income (loss)	$2,000	$6,537	$(1,121)

Basic net income (loss) per share:
As reported	$0.31	$0.71	$0.44

Pro forma	$0.13	$0.35	$(0.06)

Diluted net income (loss) per share:
As reported	$0.24	$0.63	$0.41

Pro forma	$0.10	$0.31	$(0.05)

Any deferred share compensation calculated according to APB 25 is amortized over the vesting period of individual options, generally four years, using the graded method.

All share-based awards to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees, for Acquiring, or in Conjunction with Selling Goods or Services.”

The fair value of all options granted and purchase rights during the three years ended December 31, 2001, 2002 and 2003 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2001	2002	2003
Volatility	80%	80%	62%-80%
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.80%	3.80%	2.1%-2.8%
Expected life:
Option plans	3.0	4.0	4.0
Purchase plan	0.5-2.0	0.5-2.0	0.5-2.0

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximate carrying value. Cash and cash equivalents are categorized as follows:

	December 31,
	2002	2003
	(in thousands)
Money market funds	$13,045	$23,698
Bank deposits	66,464	3,795
U.S. government securities	—	58,019
Corporate bonds	—	5,493

	$79,509	$91,004

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

The accounts receivable of the Company are mainly derived from sales to customers located primarily in the U.S., Europe, Israel and Eastern Asia. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. An allowance for doubtful accounts is recorded when the Company has determined that the account receivable is unlikely to be collected. As of December 31, 2002 and 2003 the allowances for doubtful accounts were $4,000 and $2,000, respectively. The Company considers an account receivable past due in the event that the balance is outstanding more than the underlying credit terms.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, no customer accounted for greater than 10% of total revenue. In 2002 one customer, who contributed 10.8% of total revenue, was the only customer to account for more than 10% of total revenue. In 2003 two customers accounted for 12.2% and 11.4% of total revenue.

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

The Company currently derives substantially all of its total revenue from the sale of licenses of its functional verification products and related maintenance and other services.

Advertising Expenses

Advertising expenses are charged to the statement of operations as incurred. Advertising expenses were $214,000, $173,000 and $180,000 for the years 2001, 2002 and 2003, respectively.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” The Company has no items of other comprehensive income (loss) in any of the periods presented and, therefore, net income (loss) equals total comprehensive income (loss) for all periods presented.

Earnings and Net Income Per Share

Basic earnings per share is computed based on the weighted-average number of ordinary shares outstanding, less shares subject to the Company’s right to repurchase. Diluted earnings per share is computed based on the weighted-average number of ordinary shares and other dilutive securities (e.g., options and warrants to purchase ordinary shares), calculated using the treasury stock method. See also Note 8 “Earnings and loss per share” below.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses the consolidation and financial reporting of variable interest entities. FIN No. 46 is effective for financial statements of interim or annual periods ending after December 15, 2003 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after January 31, 2003. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments Ad Hedging Activities.” This Statement amends and clarifies SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS 133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2002	2003
	(in thousands)
Cost:
Computers, software and peripheral equipment	$4,401	$6,366
Office equipment and furniture and fixtures	1,103	1,166
Leasehold improvments	488	536

	5,992	8,068
Less accumulated depreciation	(3,715)	(4,770)

Property and equipment, net	$2,277	$3,298

4.    DEFERRED REVENUES

Deferred revenues consist of the following:

	December 31,
	2002	2003
	(in thousands)
Time-based licenses	$15,587	$14,667
Transactions with staggered deliveries of multiple elements	5,169	5,272
Maintenance	12,005	13,453

	32,761	33,392
Less: long-term portion of deferred revenues	(5,900)	(5,601)

Current portion of deferred revenues	$26,861	$27,791

5.    ACCRUED SEVERANCE PAY, NET

Under Israeli law, the Company is required to make severance payments to dismissed employees and to employees leaving employment under certain circumstances. This liability is calculated based on the years of employment for each employee in accordance with the “severance pay laws.” The Company’s liability for required severance payments is covered by funding into approved severance pay funds, insurance policies and by an accrual. Accrued severance pay, net is $195,000 and $275,000 as of December 31, 2002 and 2003, respectively, and the balances are included in other long-term liabilities.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance expenses for the years ended December 31, 2003, 2002 and 2001 were $443,000, $321,000 and $359,000, respectively.

6.    COMMITMENTS AND CONTINGENCIES

Research and Developments Grants

The Company has participated in programs sponsored by the Israeli Government, the Office of the Chief Scientist (“OCS”), for the support of research and development activities. Through December 31, 2003, the Company had obtained grants from the OCS aggregating $2,136,000 for participation in a number of research and development projects. The terms of the grants from the OCS restrict the transfer of technology developed by the Company. The Company was obligated to pay royalties to the OCS, amounting to 3.0-3.5% of the sales of the products and other related revenues from products or technologies developed out of such projects, up to an amount equal to 100% of the grants received, plus interest on the unpaid amount received after January 1, 1999, based on the 12-month LIBOR rate applicable to dollar deposits.

Through December 31, 2001, the Company had fully repaid the royalties to the OCS in the aggregate amount of $2,199,000 including interest. Royalty expense is included in cost of revenues for the year ended December 31, 2001.

Guarantees

As of December 31, 2003, the Company had a bank guarantee in connection with operating leases totaling $189,000, which is collateralized by a letter of credit.

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These obligations primarily relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003.

Leases

Future minimum payments under noncancelable operating and capital lease agreements at December 31, 2003 are as follows:

Leases
Year ending December 31:
2004	$754
2005	163
2006	33

$950

Included in the lease payments above is $2,000 under capital lease to be paid in 2004.

Rent expense was approximately $1,150,000, $1,393,000 and $1,423,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    SHAREHOLDERS’ EQUITY

Convertible Preferred Shares

All preferred shares were converted into ordinary shares and class B ordinary shares at the time of the Company’s initial public offering (“IPO”), which took place in March 2001. Since then the ordinary shares have been traded on the Nasdaq National Market in the United States.

Ordinary Shares

Ordinary shares consist of the following:

	Ordinary shares Authorized at December 31, 2003	Ordinary shares Issued and Outstanding at December 31,
		2002	2003
Ordinary Shares	91,222,534	19,913,875	20,356,047
Class B ordinary shares	3,777,466		—

	95,000,000	19,913,875	20,356,047

Each ordinary share (other than each Class B ordinary share which has no voting rights) is entitled to one voting right.

Warrants

In 1999, the Company issued two warrants to purchase an aggregate of 65,169 Series D convertible preferred shares at $7.37 per share to an investment banking firm and its affiliate as partial compensation for services with respect to the Company’s private placement of Series D preferred shares. Upon completion of the IPO, the Series D warrants became exercisable for the Company’s ordinary shares. The Series D warrants may be exercised, in whole or in part, on one or more occasions, until the earlier of five years or the sale of substantially all of the assets or shares of the Company. In December 2002 the warrant’s holder exercised a warrant for 19,551 ordinary shares and received 12,273 ordinary shares through a cashless exercise. At December 31, 2003, a warrant to purchase an aggregate of 45,618 ordinary shares was outstanding.

Employee Share Purchase Plan (ESPP)

In September 2000, the board of directors adopted the 2000 Employee Share Purchase Plan, which became effective upon the closing of the initial public offering of the Company’s ordinary shares. The 2000 Employee Share Purchase Plan will remain in effect for 10 years, unless terminated by the board of directors at an earlier date. Initially, the Company has reserved 1,000,000 shares for issuance under this plan, subject to annual increases based on the number of shares issued under the plan in the previous calendar year. As of December 31, 2003, 429,247 shares were available for issuance under the plan.

Share Option Plans

The Company has stock option plans adopted in 1997, 1999 and 2000, as well as stock option plan assumed through acquisition, under which stock options are outstanding. The U.S Stock Option Plans permit options granted to qualify as “incentive stock options’ under the U.S. Internal Revenue Code, if appropriate criteria are met. The exercise price of a stock option is generally equal to the fair market value of Verisity’s Ordinary Shares on the date the option is granted. The term of options granted in fiscal 2003 is ten years. Unless otherwise

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decided by the board of directors, 1/4th of the options will vest, or become exercisable, one year from the date of grant and an additional 1/48th of the options will vest each month thereafter as long as the holder continues to be an employee, director or consultant of the Company.

In April 2003, the board of directors increased the number of shares reserved under the 2000 Israeli Share Option Plan by an additional 300,000 shares and increased the number of shares reserved for Non-qualified stock options grants under the Company’s 2000 U.S. Share Incentive by 500,000 shares.

Option activity was as follows for the years ended December 31, 2001, 2002 and 2003:

	Shares Available For Grant	Number of Outstanding Options	Price Per Share(1)	Weighted- Average Exercise Price Per Share
Balance at January 1, 2001	2,398,032	3,459,360	$0.00-$8.00	$1.82
Options granted	(1,430,604)	1,430,604	$0.00-$19.02	$9.69
Options exercised	—	(860,167)	$0.00-$8.00	$0.51
Options cancelled	227,657	(227,657)	$0.00-$19.02	$4.68

Balance at December 31, 2001	1,195,085	3,802,140	$0.00-$19.02	$4.90
Additional shares authorized	1,250,000	—	—	—
Options granted	(1,397,500)	1,397,500	$12.20-$20.56	$17.74
Options exercised	—	(927,475)	$0.00-$17.10	$2.30
Options cancelled	148,382	(148,382)	$0.75-$18.90	$12.02

Balance at December 31, 2002	1,195,967	4,123,783	$0.00-$20.56	$9.58
Additional shares authorized	800,000	—	—	—
Options granted	(1,263,872)	1,263,872	$9.45-$14.70	$10.92
Options exercised	—	(343,362)	$0.00-$11.25	$2.65
Options cancelled	306,722	(306,722)	$0.90-$20.56	$13.18

Balance at December 31, 2003	1,038,817	4,737,571		$10.21

(1)	$0.00 price per share represents an actual price equal to the par value of the ordinary shares (approximately $0.0025).

Shares available for future option grants, ESPP and other stock-based compensation awards were 1,468,064 at December 31, 2003.

Pro forma information regarding net income (loss) and net income (loss) per share for 2001, 2002 and 2003, is required by SFAS 123. The fair value of options for 2001, 2002 and 2003 was estimated at the date of grant using the Black-Scholes valuation model, with the weighted-average assumptions as described in Note 1 above.

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

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for options outstanding as of December 31, 2003 and the weighted average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Exercisable at December 31, 2003	Weighted Average Exercise Price
$ 0.00-$ 2.80	939,353	$1.63	5.65	927,814	$1.61
$ 3.00-$ 8.00	1,038,037	$7.09	6.90	775,448	$6.99
$ 8.20-$10.15	798,000	$9.44	9.22	15,824	$8.20
$11.25-$14.70	789,598	$13.33	8.92	156,025	$13.37
$15.67-$18.90	1,082,583	$18.14	8.30	446,852	$18.17
$19.02-$20.56	90,000	$19.54	7.99	45,310	$19.31

	4,737,571	$10.21	7.72	2,367,273	$7.65

Non-Cash Charges Related to Equity Issuances

During the years ended December 31, 2001, 2002 and 2003, the Company recorded deferred share compensation of $301,000, nil and nil, respectively, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options at date of grant. This amount is recorded as a reduction of shareholders’ equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The Company recorded amortization of deferred share compensation of $684,000 for the year ended December 31, 2001, $331,000 for the year ended December 31, 2002, and $125,000 for the year ended December 31, 2003.

During the years ended December 31, 1999 and 2000 the Company granted ordinary share options to non-employees in consideration for services at exercise prices that range from the par value of the shares (approximately $0.0025) to $2.80 per share. These options are included in the option tables disclosed above. For 2003, the Company measured the fair values of the non-employee share options following the Black-Scholes valuation model using a risk free interest rate of approximately 5%, an expected life of six years, a dividend yield of 0%, and an expected volatility of the Company’s ordinary shares of 80%.

During 2000, the Company granted a total of 62,000 options to non-employees that were subject to performance-based milestones to be achieved by December 31, 2000, in order for the options to begin vesting. The performance milestones were not achieved on 7,000 of the options and the Company rescinded these options. The performance milestones were achieved with respect to 55,000 options and therefore the Company periodically remeasures the fair value of these options over the vesting period (that is, four years), which is the same as the performance period, and recognizes the expense as the required services are provided. The measurement of 15,000 options that were granted to sales representative in the beginning of 2000 resulted in an expense of $106,000 for 2001, $69,000 for 2002 and in a negative expense of $49,000 for 2003, due to the lower market price of the Company’s shares at the end of the period. During 2003 the Company terminated its relations with this sales representative and 2,813 of its unvested options were cancelled. In addition, the Company reduced revenue in 2002 by $177,000 and added to revenue in 2003 $77,000, due to lower market price of the Company’s shares, in connection with 40,000 of such options previously granted to a distributor of the Company’s products. At December 31, 2003, these options are fully vested.

During 2003 the Company’s chairman of the board retired. Due to insider trading policy restrictions, the Company extended the 30 day period, which he had to exercise his vested options, to six months from his

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination date. The re-measurement of his options at the date of the change resulted in an expense of $103,000 that was recorded in general and administrative expense in the third quarter.

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

8.    EARNINGS AND LOSS PER SHARE

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2001	2002	2003
Net income:	$4,698	$13,350	$8,670

Basic net income per ordinary share	$0.31	$0.71	$0.44
Shares used in computing basic net income per ordinary share	15,356	18,934	19,818

Effect of conversion of preferred shares prior to IPO	1,328	—	—
Weighted-average number of ordinary shares under the treasury method	2,829	2,316	1,545
Weighted-average number of ordinary shares subject to repurchase	119	4

Shares used in computing diluted net income per ordinary share	19,632	21,254	21,363

Diluted net income per ordinary share	$0.24	$0.63	$0.41

During the periods presented, the Company had securities outstanding, which could potentially dilute basic income per share in the future, but were excluded from the computation of diluted net income per share, as their effect would have been antidilutive. Potential ordinary shares excluded from the earnings per share calculation because they were antidilutive, totaled 107,310, 718,544 and 1,788,631 for the years ended December 31, 2001, 2002 and 2003, respectively. These potential ordinary shares are related to unvested restricted shares, share options and convertible preferred shares.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    INCOME TAXES

Pretax income (loss) from foreign operations (non-Israeli) was approximately $630,000 in 2001, $3.2 million in 2002 and $1.5 million in 2003.

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Current tax expenses:
Israel	$—	$—	$145
U.S. federal and state	176	1,515	169
Other foreign	74	307	438

	250	1,822	752
Deferred tax expenses
Israel	—	—	—
U.S. federal and state	—	—	—
Other foreign	—	—	—

	—	—	—

Provision for income taxes	$250	$1,822	$752

Deferred tax assets and liabilities reflect the tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2002	2003
	(in thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$3,100	$3,700
Other foreign net operating loss carryforwards	100	400
U.S. federal and state credit carryforwards	500	600
Other, net	600	700

Total deferred tax assets	4,300	5,400
Valuation allowances for deferred tax assets	(4,300)	(5,400)

Net deferred tax assets	$—	$—

The valuation allowance increased by $1.1 million in 2003, $1.4 million in 2002 and $600,000 in 2001. The valuation allowance for deferred tax assets in 2002 and 2003 includes approximately $3.0 million and $3.7 million, respectively, attributable to share option deductions, the benefit of which will be credited to equity when realized.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the Company’s effective tax rate and the Israeli statutory tax rate is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Pretax income	$4,948	$15,172	$9,422
Statutory Israeli rate	36%	36%	36%
Expected tax	1,781	5,462	3,392
Realization of previously unbenefited losses	(1,629)	(4,048)	(252)
Approved enterprize zone benefit			(2,700)
Foreign income rate benefit	—	—	(51)
Withholding taxes	74	266	363
Other immaterial items	24	142	—

Provision for income taxes	$250	$1,822	$752

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

Verisity currently has no plans to distribute such tax-exempt income as dividends and intends to reassign future earnings to finance the development of the business. If the retained tax-exempt income is distributed in a manner other than in the complete liquidation of Verisity, it would be taxed at the corporate tax rate applicable to such profits (between 10%-25%).

As of December 31, 2003, Verisity is in the process of completing the investments required under the third approved enterprise investment. Should Verisity fail to meet conditions stipulated by the law and by the Approval certification, including making specified investments in fixed assets, maintaining the development and production nature of its facilities, and financing of at least 30% of the investment program through equity, it could be subject to corporate tax in Israel at the corporate rate of 36% and could be required to fund tax benefits received under the program (inclusive of interest and penalties).

As of December 31, 2003, Verisity had utilized its Israeli net operating loss carryforwards and its currently using the exemption for 2 years.

U.S. Income Taxes

As of December 31, 2003, the Company had U.S. federal net operating loss carryforwards for income tax purposes of approximately $9.2 million. The Company also has federal research and development credit carryforwards of approximately $400,000. The net operating loss and credit carryforwards expire in various amounts between the years 2012 and 2023.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Other Foreign Taxes

As of December 31, 2003, Verisity had other foreign net operating loss carryforwards of approximately $1.0 million.

10.    SEGMENTS AND GEOGRAPHIC INFORMATION

Verisity operates in one industry segment, the development and marketing of software. The following is a summary of revenue within geographic areas based on the location of the entity making the sales, and long-lived assets based on the location of the assets. Operations in the United States include marketing, sales, research and development, and technical customer support. Operations in Israel include research and development, local sales and technical customer support. Operations in Europe include sales.

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Revenue from sales to unaffiliated customers:
United States	$29,760	$39,553	$36,984
Israel	3,274	3,652	3,275
Europe	5,703	9,319	8,241

	$38,737	$52,524	$48,500

	December 31,
	2002	2003
	(in thousands)
Long lived assets:
United States	$1,085	$1,492
Israel	1,125	1,762
Europe	67	44

	$2,277	$3,298

As reported in the above table, revenue generated in the United States is from sales to customers located in North America, Japan and Eastern Asia; revenue generated in Israel consists of sales to customers located in Israel; and revenue generated in Europe is from sales to customers located in Europe.

11.    RELATED PARTY TRANSACTION

Zohar Zisapel, a director of the Company, is the founder and chairman of RAD Data Communications, Ltd. (“RAD”). For the year ended December 31, 2002 and 2003 the Company sold $118,000 and $46,000, respectively, of product and services to RAD. The amount receivable from RAD was $66,000 and $2,000 as of December 31, 2002 and 2003, respectively.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    SUBSEQUENT EVENTS (UNAUDITED)

Properties

On February 5, 2004 the Company’s US subsidiary signed a letter of intent to enter into a five year lease agreement for 35,000 square feet, initially, and up to 58,000 square feet at a new location in Mountain View, CA. The lease term will start on July 1, 2004.

Business Combination

In December, 2003, Verisity announced the intention to acquire Axis Systems Inc (“Axis”). Axis is a privately held company that provides certification and simulation software/hardware solutions that enable System-on-Chip designers to verify the accuracy, optimization and functionality of integrated circuits.

The transaction was completed on February 9, 2004. Upon completion of the acquisition, the outstanding shares of Common Stock and Preferred Stock of Axis were converted into the right to receive an aggregate of 2,901,191 Ordinary Shares, par value 0.01 NIS per share (“Ordinary Shares”), of Verisity, valued at $35.4 million, an amount of cash equal to $40.6 million. Of this acquisition consideration, an aggregate of 377,551 Ordinary Shares and an amount of cash equal to $5.3 million has been deposited in an indemnity escrow account and may be used to compensate Verisity, its affiliates and certain individuals in the event that they are entitled to indemnification under the Merger Agreement. To the extent that some or all of the escrowed cash and Ordinary Shares are not required to satisfy pending unsatisfied indemnification claims, they will be distributed to former holders of Axis Common Stock and Preferred Stock one year after completion of the Merger or, if earlier, upon the occurrence of a change of control of Verisity.

In the acquisition, Verisity also assumed stock options with a fair value of $12.9 million (intrinsic value of $4.0 million), issued restricted Verisity ordinary shares valued at $2.0 million and paid estimated direct transaction costs of $2.5 million. Certain key employees of Axis also entered into Retention Agreements with Verisity pursuant to which one half of the cash, $5.9 million and one half of the Ordinary Shares, 424,660 (valued at $5.2 million) received by them in the Merger are subject to vesting requirements, based on their continued employment with Verisity after completion of the Merger. Of these retention amounts $1.5 million and 110,535 Ordinary Shares (valued at $1.3 million) are included in the indemnity escrow, as mentioned above.

The funds used by the Company for the acquisition came from working capital.

The Company has not yet completed its identification and valuation of the intangible assets acquired. After allocation to the identifiable assets and liabilities, the remaining excess of the purchase price over the value of net assets acquired will be attributed to goodwill.

The Company filed a Form 8-K on February 24, 2004, as required. All required financial statements and pro forma financial information will be filed no later than April 24, 2004, pursuant to items 7(a)(4) and 7(b)(2), respectively, by amendment to the Form 8-K filed on February 24, 2004.