Form 10-Q
period 2004-03-31
VERISITY LTD
filed 2004-05-10
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

or

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

As of March 31, 2004, there were 23,561,984 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2004

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$55,119	$91,004
Accounts receivable, net of allowance for doubtful accounts of $166 as of March 31, 2004 and $2 as of December 31, 2003	8,301	11,444
Inventory	3,788	—
Prepaid expenses and other current assets	6,312	4,412

Total current assets	73,520	106,860
Property and equipment, net	4,587	3,298
Other assets	593	386
Unbilled receivables	6,683	—
Deferred compensation, net	5,369	—
Intangible assets, net	19,326	—
Goodwill	53,023	—

Total assets	$163,101	$110,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,167	$1,177
Accrued compensation	5,942	4,827
Deferred taxes, net	5,259	—
Deferred revenues	27,202	27,791
Other current liabilities	7,959	6,851

Total current liabilities	47,529	40,646
Long-term portion of deferred revenues	8,940	5,601
Long-term deferred taxes, net	244	—
Other long-term liabilities	304	481
Shareholders’ equity:
Ordinary shares and additional paid-in capital	110,779	59,122
Deferred compensation	(7,191)	(14)
Retained earnings	2,496	4,708

Total shareholders’ equity	106,084	63,816

Total liabilities and shareholders’ equity	$163,101	$110,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	Unaudited
Revenue:
License	$5,885	$6,966
Maintenance	4,967	4,504
Other services	190	227

Total revenue	11,042	11,697
Cost of revenue:
License	154	35
Maintenance	659	545
Other services	125	118

Total cost of revenue	938	698

Gross profit	10,104	10,999

Operating expenses:
Research and development	3,463	2,599
Sales and marketing	6,457	5,172
General and administrative	1,844	1,390
Non-cash charges related to equity issuances	768	(34)
Amortization of deferred compensation	569	—
Amortization of intangible assets	694	—

Total operating expenses	13,795	9,127

Operating income (loss)	(3,691)	1,872
Interest income	137	207
Other income (expense), net	(34)	(40)

Net income (loss) before income taxes	(3,588)	2,039
Income taxes provision (benefit)	(1,376)	162

Net income (loss)	$(2,212)	$1,877

Basic earnings (loss) per share:
Basic net income (loss) per ordinary share	$(0.10)	$0.10

Number of shares used in per share calculation	21,816	19,619

Diluted earnings (loss) per share:
Diluted net income (loss) per ordinary share	$(0.10)	$0.09

Number of shares used in per share calculation	21,816	21,047

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
	Unaudited
Cash flows from operating activities:
Net income (loss)	$(2,212)	$1,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	362	234
Non-cash charges related to equity issuances	768	(302)
Amortization of deferred compensation	569	—
Amortization of intangible assets	694	—
Changes in operating assets and liabilities:
Accounts receivable	6,232	6,286
Prepaid expenses and other assets	(220)	(849)
Inventory	(24)	—
Unbilled receivables	1,438
Accounts payable	(434)	(157)
Other liabilities and accrued compensation	(1,593)	(437)
Deferred revenues	(3,327)	(4,438)
Deferred taxes	(1,491)	—

Net cash provided by operating activities	762	2,214
Cash flows from investing activities:
Purchases of property and equipment	(269)	(247)
Other assets	(2)	1
Cash paid in conjunction with the acquisition of Axis, net	(37,022)	—

Net cash used in investing activities	(37,293)	(246)
Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	653	135
Payments under capital lease obligations	(7)	(4)

Net cash provided by financing activities	646	131
Net increase (decrease) in cash and cash equivalents	(35,885)	2,099
Cash and cash equivalents at beginning of the period	91,004	79,509

Cash and cash equivalents at end of the period	$55,119	$81,608

Non-cash financial activities:
Issuance of ordinary shares for acquisition of Axis	$35,366
Fair value of Axis’ assumed options	$12,894

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s financial position as of March 31, 2004. The statements also show the Company’s statements of operations and cash flows for the three month periods ended March 31, 2004 and 2003. These interim statements include all normal recurring adjustments which the Company believes are necessary to fairly present our financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. The December 31, 2003 condensed consolidated balance sheet data was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. The statements of operations for the periods presented are not necessarily indicative of results for any future period, or for the entire year.

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

The Company accounts for employee share option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, when the exercise price of share options granted to employees equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. The Company has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”

For purposes of disclosures pursuant to SFAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income (loss) as reported	$(2,212)	$1,877
Stock-based compensation expense included in reported net income (loss)	154	47
Total stock based compensation expense determined under fair value based methods	(2,342)	(2,351)

Pro forma net loss	$(4,400)	$(427)

Basic net income (loss) per share:
As reported	$(0.10)	$0.10

Pro forma	$(0.20)	$(0.02)

Diluted net income (loss) per share:
As reported	$(0.10)	$0.09

Pro forma	$(0.20)	$(0.02)

The fair value of all options granted during the three months ended March 31, 2004 and 2003 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Volatility	45%	80%
Expected dividend yields		—
Weighted-average risk-free interest rates	3.20%	2.50%
Weighted-average fair value of options, restricted shares and restricted shares units granted	$11.45	$12.53
Expected life:
Option plans	4.0	4.0
Purchase plan	0.5—2.0	0.5—2.0

3.	Basic and Diluted Net Income (Loss) Per Share

Basic net income per share and diluted net loss per share are computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings per Share.”

The following is a reconciliation of the denominator used in basic and diluted net income (loss) per share computations for the quarters of 2004 and 2003 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
	Unaudited
Net income (loss)	$(2,212)	$1,877

Shares used in computing basic net income (loss) per ordinary share	21,816	19,619

Weighted-average number of ordinary shares under the treasury method	—	1,428
Shares used in computing diluted net income (loss) per ordinary share	21,816	21,047

Diluted net income (loss) per ordinary share	$(0.10)	$0.09

4.	Segment, Customers and Geographic Information

The Company operates in one industry segment which is focused on the development, marketing and support of software and hardware products that provide systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs. Operations in Israel and in the United States include research and development and sales and marketing. Operations in Europe and Japan include sales and marketing.

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets (in thousands):

	Three Months Ended March 31,
	2004	2003
	Unaudited
Revenues from sales to unaffiliated customers:
United States	$8,297	$8,792
Israel	455	1,117
Europe	1,976	1,788
Japan	314	—

	$11,042	$11,697

	March 31, 2004	December 31, 2003
	Unaudited
Long lived assets:
United States	$22,057	$1,492
Israel	1,733	1,762
Europe	37	44
Japan	86	—

	$23,913	$3,298

5.	Inventory

March 31, 2004
Unaudited
Work in process	$956
Finished goods	2,832

$3,788

6.	Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 has not and is not expected to have a material impact on the Company’s results of operations or financial position.

7.	Acquisition

On December 11, 2003, Verisity Ltd. and Axis Systems Inc. (“Axis”) entered into an Agreement and Plan of Merger (“Merger Agreement”) with the intended result of Axis becoming a wholly-owned subsidiary of Verisity. On February 9, 2004 Verisity and Axis announced the final closure of this merger pursuant to the Merger Agreement in a transaction to be accounted for using the purchase method. Accordingly, the results of operation of Axis have been included in the Company’s financial statements since the date of acquisition.

Verisity’s primary objective in acquiring Axis was based on the Company’s belief that the combined Company would benefit from the following:

•	Axis’s complementary technologies and products in the functional verification market, provide Verisity with a more comprehensive and highly differentiated verification process automation (VPA) platform that can take complex electronic design projects from specification to verification closure. It will provide the combined company the ability to more fully penetrate and expand its existing customer base and broaden its target market to include simulation, acceleration and emulation by integrating certain key technologies of each company into new products as well as merging existing product lines;

•	Axis’s intellectual property portfolio and related expertise, especially intellectual property relating to third generation simulation technology that can serve as a software simulator, an accelerator, or an in-system emulator. This technology is packaged into three tightly linked solutions: (i) Xsim, a mixed Verilog, VHDL, and SystemC event-based simulator, (ii) Xtreme, a recompiled version of the simulator that is targeted to run on a high performance parallel processing machine, and (iii) XoC, an extension of Xtreme that enables the co-verification of hardware with embedded software.

•	Access to Axis’s customer relationships, providing cross-selling opportunities to existing customers as well as opportunities to build new relationships and better leverage the combined sales and marketing resources of both companies while providing a much broader range of VPA solutions and methodologies to its combined customer base.

The purchase price exceeded the net assets acquired resulting in the recognition of goodwill. The Company attributed particular value to several of Axis’s underlying technologies, beyond its existing product lines, which the Company plans to integrate with several of its own technologies to create new products which will significantly enhance and broadened its VPA platform offerings and allow the Company to address a much larger target market, as mentioned above. Moreover, these underlying Axis technologies are mature, high performance and highly interoperable which will significantly reduce the Company’s integration time and time to market with new products versus having had to develop similar technologies and products over a much longer time period through its own internal development efforts.

The financial statements reflect an estimated purchase price of approximately $81.2 million, determined as follows (in thousands):

Amount
Cash consideration	$40,571
Less: Value of cash for key employee retention	(5,938)
Value of Verisity ordinary shares issued	35,366
Less: Value of shares for key employee retention	(5,177)
Fair value of Axis options to be assumed	12,894
Restricted incentive Verisity ordinary shares	1,480
Restricted incentive Verisity ordinary share units (RSU)	340
Less: Deferred Compensation for Restricted Shares & RSUs	(1,820)
Estimated transaction costs	3,500

Total purchase price	$81,216

The total purchase price of $81.2 million includes, cash of $40.6 million, Verisity ordinary shares valued at $35.3 million, assumed stock options with a fair value of $12.9 million (intrinsic value of $4.0 million), restricted incentive Verisity ordinary shares and restricted ordinary shares units valued at $1.8 million and estimated direct transaction costs of $3.5 million, reduced by amounts related to future employment that will be accounted for as deferred compensation costs of $11.1 million in respect of cash and share proceeds of certain key employees under retention agreements and $1.8 million in respect of restricted incentive Verisity ordinary shares and restricted ordinary shares units.

The fair value of Axis’ assumed options of $12.9 million was estimated based on the fair value of Verisity ordinary share as of the acquisition date using the Black-Scholes option pricing model applying the following assumptions: expected life of 4 years, risk-free interest rate of 2.8%, expected volatility of 62% and no expected dividend yield. The intrinsic value of the unvested options, totaling approximately $949,000, has been recorded as deferred stock compensation and will be amortized over the vesting period on a multiple option approach basis.

Under the purchase method of accounting, the total estimated purchase price as shown in the table below is allocated to Axis’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. Based on the final valuation and other factors, the purchase price is allocated as follows:

Amount
Net tangible assets	$8,173
Amortizable intangible assets:
Developed and core technology, patents	10,620
Customer contracts and lists, distribution agreements	8,200
Maintenance contracts	1,200
Goodwill	53,023

Total purchase price allocation	$81,216

Based on the final valuation and other factors, the estimated purchase price, with respect to net tangible assets, is allocated as follows:

Amount
Cash and cash equivalents	$8,280
Accounts receivable	3,089
Unbilled Receivables	8,121
Inventory	3,764
Deferred Expenses	1,886
Net Property and Equipment	1,381
Net Deferred Taxes	(6,994)
Account Payable and Accrued Liabilities	(5,277)
Deferred revenues	(6,077)

Net tangible assets	$8,173

Intangible assets

Of the total estimated purchase price $20.0 million has been allocated to amortizable intangible assets acquired.

Developed technology, which is comprised of products that have reached technological feasibility, includes products in most of Axis’s product lines, principally the Axis Xcite, Xtreme, Xpert and Xchange products. Core technology and patents represent a combination of Axis processes, patents and trade secrets developed through the design and development of reconfigurable computing (RCC) technology and fielded products that can handle software simulation, acceleration, emulation, and hardware/software co-verification. Verisity expects to amortize the developed and core technology and patents on a straight-line basis over an average estimated life of five years.

Customer contracts represent existing contracts that relate primarily to underlying customer relationships pertaining to the products and services provided by Axis. Customer lists and distribution agreements represent Axis’s relationships with its installed base of products and service, and agreements with sales representatives and distributors. Verisity expects to amortize the fair value of these assets on a straight-line basis over an average estimated life of five years. Maintenance contracts represent agreements to deliver support services to certain customers and Verisity expects to amortize the fair value of these contracts on a straight line basis over an average estimated life of three years.

Of the total estimated purchase price, $53.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company attributed particular value to several of Axis’s underlying technologies which the Company plans to integrate with several of its own technologies to create new products which will significantly enhance and broadened its verification process automation platform offerings and allow the Company to address a much larger target market. Moreover, these underlying Axis technologies are mature, high performance and highly interoperable which will significantly reduce the Company’s integration time and time to market with new products versus having to develop similar technologies and products over a much longer time period through its own internal development efforts.

Of the total estimated purchase price no value is being allocated to in-process research and development. Axis is currently developing new products that have generally reached technological feasibility and do not qualify for treatment as in-process research and development. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development.

The discount rates used for the valuation of the various intangible assets of Axis were based on a weighted average cost of capital of 17.0 percent. The weighted average cost of capital was calculated employing estimates of required equity rates of return and after-tax costs of debt based upon a group of peer companies. In order to estimate an appropriate equity rate of return, the Capital Asset Pricing Model was employed. Specifically, a discount rate of 15.0 percent was assigned to the developed technology on the basis that the risk associated with this asset class was estimated to be lower than the overall Axis business since the technology was proven and was being sold in the marketplace as of the valuation date. Alternatively, a discount rate of 17.0 percent was assigned to the customer and maintenance contracts on the basis that the risk associated with these assets was estimated to approximate the same risk as the overall Axis business.

The following unaudited pro forma financial information presents the combined results of operations of Verisity and Axis as if the acquisition had occurred as of the beginning of fiscal 2003 and 2004, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Three Months Ended March 31,
	2004	2003
	Unaudited
	(in thousands, except per share)

Pro forma revenue	$12,784	$17,194

Pro forma net income (loss)	$(4,153)	$8

Pro forma net income (loss) per share:
Basic	$(0.18)	$0.00

Diluted	$(0.18)	$0.00

Verisity has not given effect in the pro forma statement of operations to the deferred revenue adjustment on revenue as the adjustments are directly related to the merger and the effect is non-recurring. Such adjustments will be reflected in the post-merger statements of operations of the combined company.

The deferred revenue adjustment will have the effect of reducing the amount of revenue the combined company will recognize in periods subsequent to the merger compared to the amount of revenue Axis would have recognized in the same period absent the merger.

8.	Goodwill and Other Intangible Assets

In accordance with SFAS 142 goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Intangible assets are comprised of the following (in thousands):

	March 31, 2004
	Unaudited
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Developed and core technology, patents	5	$10,620	$(354)	$10,266
Customer contracts and lists, distribution	5	8,200	(273)	$7,927
Maintenance contracts	3	1,200	(67)	$1,133

		$20,020	$(694)	$19,326

Estimated future intangible amortization expense, based on current balances, as of March 31, 2004 is as follows (in thousands):

Amount
Year ending December 31:
2004 (remaining 9 months)	$3,123
2005	4,164
2006	4,164
2007	3,797
2008	3,764
2009	314

$19,326

9.	Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. This Statement prescribes the use of the liability method whereby deferred taxes assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

10.	Guarantees

Under the terms of our standard contract with each of our customers, we agree to indemnify each customer against certain liabilities and damages to the extent such liabilities and damages arise from claims that such customer’s use of our software or services infringes intellectual property rights of a third party. These terms are common in the high technology industry. We do not record a liability for potential litigation claims related to indemnification obligations with our customers. We do not believe the likelihood of a material obligation is probable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. Some of the statements contained in this Form 10-Q are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission and elsewhere in this quarterly report on Form 10-Q.

Description of Business

We provide software and, with the acquisition this quarter of Axis Systems, Inc. discussed below, hardware products that automate the process of detecting flaws in the designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market and reduce overall product development costs. We were founded in September 1995 and commenced operations in January 1996.

In 1996, we released our original Specman functional verification software product. In the second quarter of 1998, we released our SureCov software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In 2003 we introduced further enhancements to our Specman Elite products as well as several new products and methodologies targeted at chip and system level verification and overall verification project level management. We have also introduced several other products and support programs, which enhance the use of our products in the functional verification process. Since these new products and services were introduced primarily in the latter part of 2003, we expect customers to sample them in low volume, initially before adopting them more broadly, therefore we expect their contribution to total revenue to be modest in 2004.

We currently derive substantially all of our total revenue from the sale of licenses for a small number of software and hardware products and related maintenance and other services. Sales of our Specman Elite and other functional verification class of products accounted for 100% of our license revenue in the past. We expect that substantially all of our revenue in 2004 will continue to be generated from sales of licenses of our functional verification products and related maintenance and other services, including products and services from our acquisition of Axis Systems in February 2004.

Throughout all of 2002 and the first half of 2003 our customers continued to face a difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. These uncertainties continued into 2003 and began to abate to some extent as the year progressed. The result of this prolonged uncertainty caused most customers to scrutinize carefully their R&D investments with spending decisions being delayed as long as possible and, in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business. While the economic environment appeared to improve during the second half of 2003, our customers continued to demonstrate cautiousness in respect to their R&D spending decisions.

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

In the first quarter of 2004, traditionally our seasonally weakest quarter, orders declined sequentially from a strong fourth quarter 2003, but were up from the first quarter of 2003 and were at parity with revenue reported in the quarter. Orders for time-based licenses continued to grow as a proportion of overall orders, which generates a more ratable and somewhat slower growing revenue stream over time. We cannot predict with any certainty if forward-looking orders will continue to grow, or when and if forward-looking revenue may increase. Please see the risk factors for the effect on our revenue if our products are not adopted as discussed in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission and elsewhere in this quarterly report on Form 10-Q.

We sell our products and related maintenance and other services directly through our sales force and through indirect channels that include international distributors and sales representatives. Revenue from sales outside North America accounted for approximately 35% of our total revenue in the first quarter of 2004 and 30.9% of our total revenue in the first quarter of 2003. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

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

We license our software products to customers under either perpetual or time-based licenses. Further, with respect to these time-based license arrangements for our software products, we allocate the revenue based on our standard price list, which has resulted in approximately 70% being allocated to license revenue and 30% being allocated to maintenance revenue. The term for our time-based software licenses is typically one year. Our software products do not require customization or modification for our customers to install and use them. Customers purchasing maintenance receive Internet-based technical support, telephone support and unspecified product updates when we choose to make updates available. Our perpetual and time-based licenses are always sold with maintenance. Maintenance for perpetual licenses may then be separately renewed. We believe these product updates, which our customers have the right to use for the remaining term of their license, are the primary reason that a majority of our customers renew maintenance every year. Our services include training in the use of our products and consulting services.

We sell our hardware system products in conjuncton with high value software elements and we recognize revenue in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. Our hardware related contracts with customers generally include perpetual license fees for software and hardware products and postcontract maintenance, typically for 12 months. Maintenance can be renewed annually at the customer’s discretion. However, VSOE does not exist for the Company’s postcontract maintenance; therefore, product and maintenance revenue is recognized ratably over the initial maintenance term, once there are no other undelivered elements except postcontract maintenance. Revenue recognition begins when delivery has occurred and all other revenue recognition criteria have been met.

Recent Developments

On February 9, 2004, we completed our acquisition of Axis Systems, Inc. (“Axis”), a company that provides certification and simulation software/hardware system solutions that enable System-on-Chip designers to verify the accuracy, optimization and functionality of integrated circuits. Axis offers a unique, third-generation simulation technology that combines all languages and required engines for hardware, embedded software and system-level verification. The acquisition will enable Verisity to create a comprehensive and highly differentiated VPA platform to exploit multiple discontinuities in the rapidly changing functional verification market. For more information regarding the terms of the acquisition, please see the Company’s public disclosures made in connection with the proposed acquisition, including, but not limited to, our filings with the SEC. The acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to Axis’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. The purchase price exceeded the net assets acquired resulting in the recognition of goodwill. Certain intangible assets and deferred compensation related to the merger will result in non-cash amortization expenses being reported over the useful life of the intangible assets and vesting period of the underlying compensation, respectively. On the merger date future revenue related to firm contracts amounted to approximately $21.4 million. Of this amount, in accordance with Emerging Issues Task Force (“EITF”) No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” approximately $15.3 million or 72% was permanently eliminated because the underlying obligations, primarily the delivery of software and hardware elements, had largely been met prior to the merger date. Although this purchase accounting requirement will have no impact on our business or cash flow, it will adversely impact our reported GAAP revenue and make certain measurements stated as a percentage of revenue less meaningful, particularly over the next twelve months during which approximately $11.5 million of the eliminated amount was scheduled to be reported as revenue for Axis.

Following the completion of the acquisition, the results of operations of Axis have been included in our consolidated financial statements. Accordingly, our results of operations for the three month period ended March 31, 2004 reflect Axis’s operations since February 10, 2004, while our results of operations for the comparable 2003 period reflect only Verisity’s historical operations.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Results of Operations

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software and hardware systems products. Maintenance revenue consists of fees for annual support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $11.0 million for the three months ended March 31, 2004 and $11.7 million for the comparable quarter of 2003, representing a decrease of $0.7 million, or 5.6%. Our hardware systems products contributed approximately $800,000 of revenue in the quarter, primarily for maintenance support, as we completed our acquisition of Axis midway through the quarter and a significant portion of the scheduled order backlog is no longer reportable as revenue in the post merger period as a result of the effect of purchase accounting rules.

Licenses revenue. Our license revenue was $5.9 million for the three months ended March 31, 2004, and $7.0 million for comparable quarter of 2003, representing a decrease of $1.1 million, or 15.5%. This decrease was primarily attributable to a decrease in sales of perpetual licenses of our software products with approximately 98% of all software license revenue coming from the sale of our time-based licenses. This reflects the continued and substantial movement by our customers toward election of time-based licenses over perpetual licenses. We believe the primary reason for this trend is that it provides customers the most affordable means for licensing our products. Over 97% of license revenue in the period was from existing customers

Maintenance revenue. Our maintenance revenue was $5.0 million for the three months ended March 31, 2004, and $4.5 million for the comparable quarter of 2003, representing an increase of $0.5 million, or 10.3%. This increase was primarily attributable to recognition of maintenance revenue in connection with maintenance support obligations in respect of service arrangements acquired from Axis.

Other services revenue. Our other services revenue was $190,000 for the three months ended March 31, 2004, and $227,000 for the comparable quarter of 2003, representing a decrease of $37,000, or 16.3%. This decrease was primarily attributable to slightly lower training services.

Cost of Revenue

Cost of revenue consists of costs associated with generating license, maintenance and other services revenue and to a lesser extent assembly of hardware systems acquired from Axis and reported as revenue in period. Cost of revenue was $938,000 for the three months ended March 31, 2004 and $698,000 for the comparable quarter of 2003, representing an increase of $240,000, or 34.4%, which was primarily attributable to costs related to the sales of Axis products acquired during the period. Cost of revenue as a percentage of total revenue was 8.5% for the three months ended March 31, 2004 and 6.0% for the comparable quarter of 2003

Cost of license revenue. Cost of license revenue was $154,000 for the three months ended March 31, 2004 and $35,000 for the comparable quarter of 2003, representing an increase of $119,000, or 340.0%, which was primarily attributable to assembly costs related to the sales of Axis products acquired during the period.

Cost of maintenance revenue. Cost of maintenance revenue was $659,000 for the three months ended March 31, 2004 and $545,000 for the comparable quarter of 2003, representing an increase of $114,000 or 20.9%, which was primarily attributable to maintenance support services in conjunction with obligations related to products acquired from Axis As a percent of maintenance revenue, the cost of maintenance revenue increased from 12.1% for the three months ended March 31, 2003, to 13.3% for the comparable quarter of 2004.

Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $125,000 for the three months ended March 31, 2004 and $118,000 for the comparable quarter of 2003, representing an increase of $7,000, or 5.9%. As a percent of other services revenue, the cost of other services revenue increased from 52.0% for the three months ended March 31, 2003, to 65.8% for the comparable quarter of 2004.

Operating Expenses

Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and depreciation from computer equipment used in our product and technology development. Research and development expenses were $3.5 million for the three months ended March 31, 2004 and $2.6 million for the comparable quarter of 2003, representing an increase of $0.9 million, or 33.2%. The increases were primarily related to the inclusion of Axis results for the period began on February 10, 2004 through the end of the quarter. Axis’s research and development expenses contributed $0.7 million of the total increase. The balance of the increase is attributable to the number of software developers employed in the continuing enhancement of our software products and an increase in sub-contractors expenses. Research and development expenses as a percentage of total revenues were 31.4% in the three months ended March 31, 2004 and 22.2% in the comparable quarter of 2003. This increase as a percent of revenues is primarily attributable to proportionately lower revenue for Axis products in the period due to the purchase accounting effects on reportable revenue and to a lesser extent lower revenue for our software products. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. Furthermore, we expect to increase research and development expenses directly related to the integration of certain of our technologies with technologies recently acquired with Axis to create new products that will significantly broaden our VPA platform and allow us to address much larger target markets. We therefore anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel for sales and marketing personnel and promotional and advertising costs. Sales and marketing expenses were $6.5 million for the three months ended March 31, 2004 and $5.2 million for the comparable quarter of 2003, representing an increase of $1.3 million, or 24.8%. This increase is primarily attributable to Axis’s results which contributed $1.4 million partially off-set by a decrease in commission expenses resulting from lower revenue levels. Sales and marketing expenses as a percentage of total revenues were 58.5% for the three months ended March 31, 2004, and 44.2% for the comparable period of 2003. This increase as a percent of revenues is primarily attributable to proportionately lower revenue for Axis products in the period due to the purchase accounting effects on reportable revenue and to a lesser extent lower revenue for our software products. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and increase technical sales personnel in support of new products that we will introduce as a result of integrating Verisity and Axis technologies.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel, facilities, insurance and professional services fees. General and administrative expenses were $1.8 million for the three months ended March 31, 2004 and $1.4 million for the comparable quarter of 2003, representing an increase of $0.4 million, or 32.7%. This increase is primarily attributable to Axis’s results for $239,000 with the balance due to increased personnel related expenses, outside professional service fees and insurance premiums. General and administrative expenses as a percentage of total revenue were 16.7% for the three months ended March 31, 2004, and 11.9% for the comparable quarter in 2003. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, including reporting in accordance with section 404 of the Sarbanes-Oxley Act, investor relations programs and insurance.

Non-cash charges related to equity issuance, amortization of deferred compensation and amortization of intangible assets. Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options. Amortization of deferred compensation associated with the Axis merger is applicable to restricted ordinary shares and restricted share units granted to certain Axis employees as part of the merger, the intrinsic value of the unvested Axis’ options, and in respect to cash and ordinary share proceeds retained by the Company from certain key Axis employees which are subject to vesting in connection with retention agreements. Non-cash charges related to equity issuances were $768,000 for the three months ended March 31, 2004. The measurement to fair value of non-employee share options resulted in a reversal of $80,000 in the three months ended March 31, 2003, due to the lower market price of our shares at the end of the period and was recorded in the sales and marketing expenses. As a result we had a negative net share-based compensation of $34,000 in the three months ended March 31, 2003. Amortization of deferred compensation associated with the retention of cash proceeds in respect to the merger was $569,000 for the three months ended March 31, 2004. Amortization of intangible assets associated with the merger was $694,000 for the three months ended March 31, 2004.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $167,000 for the three months ended March 31, 2003, to $103,000 for the comparable quarter of 2004. This decrease was primarily attributable to lower balances of cash and cash equivalent due to the cash payment to Axis’ stockholders in connection with the merger. As a percent of total revenue, interest income, interest expenses and other income, net decreased from 1.4% for the three months ended March 31, 2003 to 0.9% for the comparable quarter of 2004.

Income taxes

We recorded an income tax benefit of $1.4 million in the three months ended March 31, 2004 and an income tax provision of $162,000 for the three months ended March 31, 2003. The income tax benefit for the three months ended March 31, 2004 is primarily due to a tax benefit from current operating losses in the U.S. offset by income and withholding taxes in other jurisdictions. The provision for income taxes for the three months ended March 31, 2003 is primarily due to income taxes in jurisdictions other than Israel and various withholding taxes.

We have not recognized any benefit from the future use of loss carryforwards outside of the U.S. for these periods or for any other period since inception because of uncertainty surrounding their realization, in accordance with FAS 109. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances, including acquisition activities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of March 31, 2004, we had cash and cash equivalents of $55.1 million, retained earnings of $2.5 million and working capital of $26.0 million.

We used $40.6 million of our cash balances to complete our acquisition of Axis Systems on February 9, 2004. However, we believe that cash flow from operations together with our current cash and investment balances will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment as described elsewhere in this Form 10-Q.

Net cash provided by operating activities was $762,000 for the three months ended March 31, 2004, and $2.2 million for the comparable quarter of 2003. Cash provided by operating activities for each period resulted primarily from the net income (loss) and net changes in balance sheet accounts deferred revenues and accounts receivable.

Net cash used in investing activities was $37.3 million in the three months ended March 31, 2004, primarily attributable to the cash used in the acquisition of Axis, net of the cash acquired. Net cash used in investing activities was $246,000 in the three months ended March 31, 2003, and consisted mainly of capital equipment expenditures.

Net cash provided by financing activities was $646,000 for the three months ended March 31, 2004, and $131,000 for the comparable quarter of 2003. Net cash provided by financing activities in both periods resulted primarily from exercise of share options by employees.

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

We develop products primarily in Israel, and also in North America, and sell those products primarily in North America, Israel, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As substantially all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

We incur expenses denominated in local currencies in Israel, Japan and Europe. As exchange rates vary, these expenses, when translated into United States dollars, may vary from expectations and adversely affect overall profitability.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of March 31, 2004, consist primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Issuer Purchases of Equity Securities.

On February 9, 2004, we exchanged 2,901,191 ordinary shares of Verisity in consideration for Axis shares and granted 123,200 restricted shares to certain Axis key employees in connection with Axis acquisition. The Verisity shares which were part of the merger consideration were issued pursuant to Section 3(a)(10) of the Securities Act. We also issued additional 181,546 ordinary shares as a result of the exercise of share option grants. The aggregate net consideration received by the Company for the issuance of the ordinary share was $653,000. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Matters Submitted to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) See Exhibit Index on Page 21.

(b) Report on Form 8-K filed in the first quarter of 2004

On January 20, 2004, we filed a current report on Form 8-K to disclose the results of operations and financial information for the year ended December 31, 2003 and forward-looking statements relating to 2004 and the first quarter of 2004 as presented in a press release of January 20, 2004.

On February 24, 2004, we filed a current report on Form 8-K to announce that on February 9, 2004, we completed the acquisition of Axis Systems, Inc., pursuant to the Agreement and Plan of Merger, dated as of December 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD. (Registrant)

Date: May 7, 2004	By:	/s/ Charles G. Alvarez

Charles G. Alvarez Vice President of Finance and Administration, Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

2.1(6)	Agreement and Plan of Merger, dated as December 11, 2003 among Verisity Ltd., Atlas Acquisition Corp., Summit Ventures V1-A,L.P. and Axis Systems Inc.

3.1(1)	Articles of Association, as amended.

3.2(1)	Amendment to the Articles of Association

3.3(7)	Form of Amended and Restated Articles of Association.

3.4(1)	Memorandum of Association, as amended.

4.1(1)	Form of Share Certificate.

4.3(1)	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.

10.2(1)	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.

10.3(1)	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.

10.5(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.

10.6(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.

10.7(1)	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.

10.8(1)	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.

10.9(1)	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.

10.10(1)	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.11(1)	Landmark Office Center Lease by and between Landmark Investments Limited and Verisity Design, Inc., dated August 10, 1998.

10.12(2)	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.

10.13(1)	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.

10.14(1)	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.

10.16(1)	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.

10.17(1)	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.

10.18(1)	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.

10.19(1)	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.

10.21(1)	Form Software License Agreement.

10.24(1)	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.

10.25(1)	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan, form of Option Agreement for Amended and Restated 2000 U.S. Share Incentive Plan and form of Option Agreement for outside directors under Amended and Restated 2000 U.S. Share Incentive Plan.

10.26(1)	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.

10.27(1)	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.

10.28(1)	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.

10.29(1)	1997 Israel Share and Stock Option Incentive Plan.

10.30(1)	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.

10.31(1)	Verisity Ltd. 2000 Employee Share Purchase Plan.

10.32(1)	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.33(1)	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.34(1)	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.

10.35(1)	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.

10.36(1)	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.

10.37(1)	Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.

10.38(1)	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39(1)	Verisity Ltd. 2000 Directed Share Plan.

10.40(1)	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.

10.41(1)	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42(1)	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43(2)	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

10.44(3)	Lease Agreement dated as of October 14, 2002 by and between Luki, Construction and Development Ltd. and Verisity Ltd.

10.45(3)	Verisity Ltd. 2000 Employee Share Purchase Plan Amendment and Restated October 29, 2002.

10.46(4)	Verisity Ltd. 2000 Israeli Share Option Plan, January 2003 amendment and form of Option Agreement for 2000 Israeli Share Option Plan, January 2003 amendment.

10.47(5)	Lease Agreement Extension by and between Landmark Investment Limited, Thrust IV, Inc. and Verisity Design Inc.

21.1(7)	List of subsidiaries.

31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
(2)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.
(3)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 21, 2003.
(4)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on May 13, 2003.
(5)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on November 10, 2003.

(6)	Incorporated by reference from the like-numbered exhibit filed with the current report on Form 8-K (No. 000-32417) filed on December 12, 2003.
(7)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 12, 2004.