Form 10-Q
period 2004-06-30
VERISITY LTD
filed 2004-08-06
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to

Commission File Number: 000-32417

VERISITY LTD.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

331 E. Evelyn Ave, Mountain View, California	94041
(Address of principal US executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

As of June 30, 2004, there were 23,744,182 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$53,100	$91,004
Accounts receivable, net of allowance for doubtful accounts of $53 and $2 as of June 30, 2004 and December 31, 2003, respectively	14,623	11,444
Inventory	3,229	—
Prepaid expenses and other current assets	7,505	4,412

Total current assets	78,457	106,860
Property and equipment, net	4,640	3,298
Other assets	668	386
Unbilled receivables	5,643	—
Deferred compensation, net	4,515	—
Intangible assets, net	18,284	—
Goodwill	52,910	—

Total assets	$165,117	$110,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,370	$1,177
Accrued compensation	6,081	4,827
Deferred taxes, net	3,631	—
Deferred revenues	26,265	27,791
Other current liabilities	7,945	6,851

Total current liabilities	45,292	40,646
Long-term portion of deferred revenues	13,951	5,601
Other long-term liabilities	325	481
Shareholders’ equity:
Ordinary shares and additional paid-in capital	111,345	59,122
Deferred compensation	(5,842)	(14)
Retained earnings	46	4,708

Total shareholders’ equity	105,549	63,816

Total liabilities and shareholders’ equity	$165,117	$110,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Revenue:
License	$7,816	$7,605	$13,701	$14,571
Maintenance	5,671	4,597	10,638	9,101
Other services	214	301	404	528

Total revenue	13,701	12,503	24,743	24,200
Cost of revenue:
License	727	38	881	73
Maintenance	482	554	1,141	1,099
Other services	121	167	246	285

Total cost of revenue	1,330	759	2,268	1,457

Gross profit	12,371	11,744	22,475	22,743

Operating expenses:
Research and development	4,231	2,626	7,694	5,225
Sales and marketing	7,236	5,400	13,693	10,572
General and administrative	2,110	1,458	3,954	2,848
Non-cash charges related to equity issuances	1,217	66	1,985	32
Amortization of deferred compensation	854	—	1,423	—
Amortization of intangible assets	1,041	—	1,735	—

Total operating expenses	16,689	9,550	30,484	18,677

Operating income (loss)	(4,318)	2,194	(8,009)	4,066
Interest income	108	208	245	415
Other income (expense), net	7	(25)	(27)	(65)

Net income (loss) before income taxes	(4,203)	2,377	(7,791)	4,416
Income taxes provision (benefit)	(1,753)	190	(3,129)	352

Net income (loss)	$(2,450)	$2,187	$(4,662)	$4,064

Basic earnings (loss) per share:
Basic net income (loss) per ordinary share	$(0.11)	$0.11	$(0.21)	$0.21

Number of shares used in per share calculation	23,330	19,740	22,576	19,680

Diluted earnings (loss) per share:
Diluted net income (loss) per ordinary share	$(0.11)	$0.10	$(0.21)	$0.19

Number of shares used in per share calculation	23,330	21,348	22,576	21,188

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
	Unaudited
Cash flows from operating activities:
Net income (loss)	$(4,662)	$4,064
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	901	527
Non-cash charges related to equity issuances	1,985	(127)
Amortization of deferred compensation	1,423	—
Amortization of intangible assets	1,735	—
Amortization of inventory step up	15	—
Changes in operating assets and liabilities:
Accounts receivable	(1,218)	4,243
Prepaid expenses and other assets	(1,262)	(734)
Inventory	520	—
Unbilled receivable	3,606	—
Accounts payable	(231)	76
Other liabilities and accrued compensation	(1,460)	(183)
Deferred revenues	747	(7,119)
Deferred taxes	(3,363)	—

Net cash provided by (used in) operating activities	(1,264)	747
Cash flows from investing activities:
Purchases of property and equipment	(861)	(862)
Other assets	(106)	1
Cash paid in conjunction with the acquisition of Axis, net	(37,022)	—

Net cash used in investing activities	(37,989)	(861)
Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	1,343	1,284
Payments under capital lease obligations	6	(6)

Net cash provided by financing activities	1,349	1,278
Net increase (decrease) in cash and cash equivalents	(37,904)	1,164
Cash and cash equivalents at beginning of the period	91,004	79,509

Cash and cash equivalents at end of the period	$53,100	$80,673

Non-cash financial activities:
Issuance of ordinary shares for acquisition of Axis	$35,366
Fair value of Axis' assumed options	$12,894

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s financial position as of June 30, 2004. The statements also show the Company’s statements of operations for the three and six month periods ended June 30, 2004 and 2003, and the statements of cash flow for the six month periods ended June 30, 2004 and 2003. The December 31, 2003 condensed consolidated balance sheet data was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. These interim statements include all normal recurring adjustments, which the Company believes are necessary to fairly present the Company’s financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. The statements of operations for the periods presented are not necessarily indicative of results for any future period, or for the entire year.

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

The Company accounts for employee share option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, when the exercise price of share options granted to employees equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. The Company has adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) as reported	$(2,450)	2,187	$(4,662)	$4,064
Stock-based compensation expense included in reported net income (loss)	282	36	436	83
Total stock based compensation expense determined under fair value based methods	(2,168)	(2,646)	(4,510)	(4,998)

Pro forma net Income (loss)	$(4,336)	(423)	(8,736)	(851)

Basic net income (loss) per share:
As reported	$(0.11)	$0.11	$(0.21)	$0.21

Pro forma	$(0.19)	$(0.02)	$(0.39)	$(0.04)

Diluted net income (loss) per share:
As reported	$(0.11)	$0.10	$(0.21)	$0.19

Pro forma	$(0.19)	$(0.02)	$(0.39)	$(0.04)

The fair value of all options granted during the three months ended June 30, 2004 and 2003 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June\ 30,
	2004	2003
Volatility	48%	80%
Expected dividend yields	0%	0%
Weighted-average risk-free interest rates	3.40%	2.10%
Weighted-average fair value of options granted	$5.52	$10.16
Expected life:
Option plans	4.0	4.0
Purchase plan	0.5—2.0	0.5—2.0

The weighted average assumptions used in the first quarters of 2004 and 2003, were reported in the Company’s quarterly reports on Form 10-Q for the first quarter of 2004 and 2003.

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

The following is a reconciliation of the denominator used in basic and diluted net income (loss) per share computations for the three and six months ended on June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net income (loss)	$(2,450)	$2,187	$(4,662)	$4,064

Shares used in computing basic net income (loss) per ordinary share	23,330	19,740	22,576	19,680

Weighted-average number of ordinary shares under the treasury method	—	1,608	—	1,508

Shares used in computing diluted net income (loss) per ordinary share	23,330	21,348	22,576	21,188

Diluted net income (loss) per ordinary share	$(0.11)	$0.10	$(0.21)	$0.19

4.	Segment, Customers and Geographic Information

The Company operates in one industry segment which is focused on the development, marketing and support of software and hardware products that provide systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs. Operations in Israel and in the United States include research and development and sales and marketing. Operations in Europe, Taiwan and Japan include sales and marketing.

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Revenues from sales to unaffiliated customers:
United States	$10,242	$9,522	$18,539	$18,314
Israel	564	721	1,019	1,838
Europe	2,386	2,260	4,362	4,048
Japan	509	—	823	—

	$13,701	$12,503	$24,743	$24,200

			June 30, 2004	December 31, 2003
			Unaudited
Long lived assets:
United States			$21,091	$1,492
Israel			1,724	1,762
Europe			28	44
Japan			81	—

			$22,924	$3,298

5.	Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consisted of the following (in thousands):

June 30, 2004
Unaudited
Work in process	$590
Finished goods	2,639

$3,229

6.	Acquisition

On December 11, 2003, Verisity Ltd. and Axis Systems Inc. (“Axis”) entered into an Agreement and Plan of Merger (“Merger Agreement”) with the intended result of Axis becoming a wholly-owned subsidiary of Verisity. On February 9, 2004 Verisity and Axis closed this merger pursuant to the Merger Agreement in a transaction accounted for using the purchase method. Accordingly, the results of operation of Axis have been included in the Company’s financial statements since the date of acquisition.

Verisity’s primary objective in acquiring Axis was based on the Company’s belief that the combined Company would benefit from the following:

•	Axis’s complementary technologies and products in the functional verification market provide Verisity with a more comprehensive and highly differentiated verification process automation (VPA) platform that can take complex electronic design projects from specification to verification closure. It will provide the combined company the ability to more fully penetrate and expand its existing customer base and broaden its target market to include simulation, acceleration and emulation by integrating certain key technologies of each company into new products as well as merging existing product lines;

•	Axis’s intellectual property portfolio and related expertise, especially intellectual property relating to third generation simulation technology that can serve as a software simulator, an accelerator, or an in-system emulator. This technology is packaged into three tightly linked solutions: (i) Xsim, a mixed Verilog, VHDL, and SystemC event-based simulator, (ii) Xtreme, a recompiled version of the simulator that is targeted to run on a high performance parallel processing machine, and (iii) XoC, an extension of Xtreme that enables the co-verification of hardware with embedded software.

•	Access to Axis’s customer relationships, providing cross-selling opportunities to existing customers as well as opportunities to build new relationships and better leverage the combined sales and marketing resources of both companies while providing a much broader range of VPA solutions and methodologies to its combined customer base.

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

The financial statements reflect an estimated purchase price of approximately $81.2 million, determined as follows (in thousands):

Amount
Cash consideration	$40,571
Less: Value of cash for key employee retention	(5,938)
Value of Verisity ordinary shares issued	35,366
Less: Value of shares for key employee retention	(5,177)
Fair value of Axis options assumed	12,894
Restricted incentive Verisity ordinary shares	1,480
Restricted incentive Verisity ordinary share units (RSU)	340
Less: Deferred Compensation for Restricted Shares & RSUs	(1,820)
Estimated transaction costs	3,500

Total purchase price	$81,216

The total purchase price of $81.2 million includes cash of $40.6 million, Verisity ordinary shares valued at $35.3 million, assumed stock options with a fair value of $12.9 million (intrinsic value of $4.0 million), restricted incentive Verisity ordinary shares and restricted ordinary shares units valued at $1.8 million and estimated direct transaction costs of $3.5 million, reduced by amounts related to future employment that will be accounted for as deferred compensation costs of $11.1 million in respect of cash and share proceeds of certain key employees under retention agreements and $1.8 million in respect of restricted incentive Verisity ordinary shares and restricted ordinary shares units.

The fair value of Axis’ assumed options of $12.9 million was determined based on the fair value of Verisity ordinary shares as of the acquisition date using the Black-Scholes option pricing model applying the following assumptions: expected life of 4 years, risk-free interest rate of 2.8%, expected volatility of 62% and no expected dividend yield. The intrinsic value of the unvested options, totaling approximately $949,000, has been recorded as deferred stock compensation and will be amortized over the vesting period on a multiple option approach basis.

Under the purchase method of accounting, the total estimated purchase price as shown in the table below is allocated to Axis’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. Based on the final valuation and other factors, the purchase price is allocated as follows:

Amount
Net tangible assets	$8,286
Amortizable intangible assets:
Developed and core technology, patents	10,620
Customer contracts and lists, distribution agreements	8,200
Maintenance contracts	1,200
Goodwill	52,910

Total purchase price allocation	$81,216

Based on the final valuation and other factors, the estimated purchase price, with respect to net tangible assets, is allocated as follows:

Amount
Cash and cash equivalents	$8,280
Accounts receivable	3,202
Unbilled Receivables	8,121
Inventory	3,764
Deferred Expenses	1,886
Net Property and Equipment	1,381
Net Deferred Taxes	(6,994)
Account Payable and Accrued Liabilities	(5,277)
Deferred revenues	(6,077)

Net tangible assets	$8,286

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
	(in thousands, except per share data)
Pro forma revenue	$13,701	$17,311	$26,485	$34,505

Pro forma net loss	$(2,450)	$(1,672)	$(6,603)	$(1,618)

Pro forma net loss per share:
Basic	$(0.11)	$(0.07)	$(0.29)	$(0.07)

Diluted	$(0.11)	$(0.07)	$(0.29)	$(0.07)

Verisity has not given effect in the pro forma statement of operations for the 2003 period to the deferred revenue adjustment on revenue as the adjustments are directly related to the merger and the effect is non-recurring. Such adjustments will be reflected in the post-merger statements of operations of the combined company.

The deferred revenue adjustment will have the effect of reducing the amount of revenue the combined company will recognize in periods subsequent to the merger compared to the amount of revenue Axis would have recognized in the same period absent the merger.

7.	Goodwill and Other Intangible Assets

In accordance with SFAS 142 goodwill and intangible assets with indefinite lives will be tested for impairment at least annually (or more frequently if certain indicators are present). In the event that the management of the combined company determines that the goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Intangible assets are comprised of the following (in thousands):

	June 30, 2004
	Unaudited
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Developed and core technology, patents	5	$10,620	$(885)	$9,735
Customer contracts and lists, distribution agreements	5	8,200	(684)	$7,516
Maintenance contracts	3	1,200	(167)	$1,033

		$20,020	$(1,736)	$18,284

Estimated future intangible amortization expense, based on current balances, as of June 30, 2004 is as follows (in thousands):

Amount
Year ending December 31:
2004 (remaining 6 months)	2,081
2005	4,164
2006	4,164
2007	3,797
2008	3,764
2009	314

$18,284

8.	Income Taxes

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

9.	Guarantees

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. Some of the statements contained in this Form 10-Q are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission, and elsewhere in this quarterly report on Form 10-Q.

Description of Business

We provide software and, with the acquisition in the previous quarter of Axis Systems, Inc. discussed below, hardware products that automate the process of detecting flaws in the designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market, reduce overall product development costs, and better manage the predictability of their design verification process. We were founded in September 1995 and commenced operations in January 1996.

In 1996, we released our original Specman functional verification software product. In the second quarter of 1998, we released our SureCov software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In 2003, we introduced further enhancements to our Specman Elite products as well as several new products and methodologies targeted at chip and system level verification and overall verification project level management. We have also introduced several other products and support programs, which enhance the use of our products in the functional verification process. Since these new products and services were introduced primarily in the latter part of 2003, we expect customers to sample them in low volume initially, before adopting them more broadly, therefore we expect their contribution to total revenue to be modest in 2004.

We currently derive substantially all of our revenue from the sale of licenses for a small number of software and hardware products and related maintenance and other services. Sales of our Specman Elite and other functional verification class of products have accounted for 100% of our license revenue in the past. We expect that substantially all of our revenue in 2004 will continue to be generated from sales of licenses of our functional verification products and related maintenance and other services, including products and services from our acquisition of Axis Systems in February 2004.

Throughout all of 2002 and the first half of 2003, our customers continued to face a difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. These uncertainties continued into 2003 and began to abate to some extent as the year progressed. The result of this prolonged uncertainty caused most customers to scrutinize carefully their R&D investments with spending decisions being delayed as long as possible and, in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business. While the economic environment appeared to improve during the second half of 2003, our customers continued to demonstrate cautiousness in respect to their R&D spending decisions.

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

In the first quarter of 2004, traditionally our seasonally weakest quarter, orders declined sequentially from a strong fourth quarter 2003, but were up from the first quarter of 2003 and were at parity with revenue reported in the quarter. In the second quarter of 2004 orders increased sequentially from the first quarter of 2004 and from the second quarter of 2003 and were greater than the revenue reported in the period, providing growth to our backlog. Orders for time-based licenses in the first half of 2004 continued to grow as a proportion of overall orders, which generates a more ratable and somewhat slower growing revenue stream over time. We cannot predict with any certainty if forward-looking orders will continue to grow, or when and if forward-looking revenue may increase. Please see the risk factors for the effect on our revenue if our products are not adopted as discussed in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission and elsewhere in this quarterly report on Form 10-Q.

We sell our products and related maintenance and other services directly through our sales force and through indirect channels that include international distributors and sales representatives. Revenue from sales outside North America accounted for approximately 35.7% of our total revenue in the second quarter of 2004 and 31.3% of our total revenue in the second quarter of 2003. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

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

We sell our hardware system products in conjuncton with high value software elements and we recognize revenue in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. Our hardware related contracts with customers generally include perpetual license fees for software and hardware products and postcontract maintenance, typically for 12 months. Maintenance can be renewed annually at the customer’s discretion. However, VSOE does not exist for the Company’s postcontract maintenance; therefore, product and maintenance revenue is recognized ratably over the initial maintenance term, once there are no other undelivered elemnts except postcontract maintenance. Revenue recognition begins when delivery has occurred and all other revenue recognition criteria have been met.

Recent Developments

On February 9, 2004, we completed our acquisition of Axis Systems, Inc. (“Axis”), a company that provides certification and simulation software/hardware system solutions that enable System-on-Chip designers to verify the accuracy, optimization and functionality of integrated circuits. Axis offers a unique, third-generation simulation technology that combines all languages and required engines for hardware, embedded software and system-level verification. The acquisition will enable Verisity to create a comprehensive and highly differentiated VPA platform to exploit multiple discontinuities in the rapidly changing functional verification market. For more information regarding the terms of the acquisition, please see the Company’s public disclosures made in connection with the acquisition, including, but not limited to, our filings with the SEC. The acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to Axis’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. The purchase price exceeded the net assets acquired resulting in the recognition of goodwill. Certain intangible assets and deferred compensation related to the merger will result in non-cash amortization expenses being reported over the useful life of the intangible assets and vesting period of the underlying compensation, respectively. On the merger date future revenue related to firm contracts amounted to approximately $21.4 million. Of this amount, in accordance with Emerging Issues Task Force (“EITF”) No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” approximately $15.3 million or 72% was permanently eliminated because the underlying obligations, primarily the delivery of software and hardware elements, had largely been met prior to the merger date. Although this purchase accounting requirement will have no impact on our business or cash flow, it will adversely impact our reported GAAP revenue and make certain measurements stated as a percentage of revenue less meaningful, particularly over the next twelve months during which approximately $11.5 million of the eliminated amount was scheduled to be reported as revenue for Axis.

Following the completion of the acquisition, the results of operations of Axis have been included in our consolidated financial statements. Accordingly, our results of operations for the six month period ended June 30, 2004 reflect Axis’s operations since February 10, 2004, while our results of operations for the comparable 2003 period reflect only Verisity’s historical operations.

Three and Six months Ended June 30, 2004 Compared to Three and Six months Ended June 30, 2003

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software and hardware systems products. Maintenance revenue consists of fees for annual support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $13.7 million for the three months ended June 30, 2004, and $12.5 million for the comparable quarter of 2003, representing an increase of $1.2 million, or 9.6%, and was $24.7 million for the six months ended June 30, 2004 and $24.2 million for the comparable period of 2003, representing an increase of $0.5 million, or 2.2%. Approximately 96% of revenue in both the three months and six months periods ending June 30, 2004, were derived from existing customers, including Axis customers prior to the merger, with the balance coming from new customers.

License revenue. Our license revenue was $7.8 million for the three months ended June 30, 2004, and $7.6 million for the comparable quarter of 2003, representing an increase of $0.2 million, or 2.8%, and was $13.7 million for the six months ended June 30, 2004, and $14.6 million for the comparable period of 2003, representing a decrease of $0.9 million, or 6.0%. The decrease in the six month period resulted from decrease in revenue from perpetual licenses of $1.6 million, partially offset by increase in revenue from time-based licenses of $700,000. This reflects a further shift in customers’ demand towards time-based licenses from perpetual licenses.

Maintenance revenue. Our maintenance revenue was $5.7 million for the three months ended June 30, 2004, and $4.6 million for the comparable quarter of 2003, representing an increase of $1.1 million, or 23.4%, and was $10.6 million for the six months ended June 30, 2004, and $9.1 million for the comparable period of 2003, representing an increase of $1.5 million, or 16.9%. These increases were primarily attributable to the recognition of revenue from maintenance services that we sold in connection with the sale of new licenses, particularly in respect to time-based licenses, and ongoing maintenance contract obligations acquired from Axis.

Other services revenue. Our other services revenue was $214,000 for the three months ended June 30, 2004, and $301,000 for the comparable quarter of 2003, representing a decrease of $87,000, or 28.9%, and was $404,000 for the six months ended June 30, 2004, and $528,000 for the comparable period of 2003, representing a decrease of $124,000, or 23.5%. These decreases were primarily attributable to slightly lower training services.

Cost of Revenue

Cost of revenue consists of costs of software licenses, components and assembly of hardware systems, and the cost of providing maintenance and other services. Cost of revenue was $1.3 million for the three months ended June 30, 2004, and $759,000 for the comparable quarter of 2003, representing an increase of $0.6 million or 75.2%, and was $2.3 million for the six months ended June 30, 2004, and $1.5 million for the comparable period of 2003, representing an increase of $0.8 million, or 55.7%. These increases are primarily attributable to costs related to increased hardware product content in the 2004 period resulting from the Axis acquisition, as well as costs associated with increased revenue levels. Cost of revenue as a percentage of total revenue was 9.7% for the three months ended June 30, 2004, and 6.1% for the comparable quarter of 2003, and was 9.2% for the six months ended June 30, 2004, and 6.0% for the comparable period of 2003.

Cost of license revenue. Cost of license revenue consists of costs of software licenses, components and assembly of hardware systems and are recognized in the same manner as the underlying product revenue. Cost of license revenue was $727,000 for the three months ended June 30, 2004, and $38,000 for the comparable quarter of 2003, representing an increase of $689,000 or 1813%, and was $881,000 for the six months ended June 30, 2004, and $73,000 for the comparable period of 2003, representing an increase of $808,000 or 1107%. These increases are primarily attributable to components and assembly costs related to the sales of hardware products in the 2004 period. As a percent of license revenue, the cost of license revenue was 9.3% for the three months ended June 30, 2004, and 0.5% for the comparable quarter of 2003, and was 6.4% for the six months ended June 30, 2004 and 0.5% for the six months ended June 30, 2003.

Cost of maintenance revenue. Cost of maintenance revenue was $482,000 for the three months ended June 30, 2004, and $554,000 for the comparable quarter of 2003, representing a decrease of $72,000, or 13.0%, and was $1.1 million for the six months ended June 30, 2004 and 2003. As a percent of maintenance revenue, the cost of maintenance revenue decreased from 12.1% for the three months ended June 30, 2003, to 8.5% for the comparable quarter of 2004, and from 12.1% for the six months ended June 30, 2003, to 10.7% for the comparable period of 2004.

Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $121,000 for the three months ended June 30, 2004, and $167,000 for the comparable quarter of 2003, representing a decrease of $46,000, or 27.5%, and was $246,000 for the six months ended June 30, 2004, and $285,000 for the comparable period of 2003, representing a decrease of $39,000, or 13.7%. These changes were primarily attributable to a decrease in demand for externally contracted services, particularly in support of our training revenue. As a percent of other services revenue, the cost of other services revenue increased from 55.5% for the three months ended June 30, 2003, to 56.5% for the comparable quarter of 2004, and from 54.0% for the six months ended June 30, 2003, to 60.9% for the comparable period of 2004. These increases reflect a slightly higher usage of contracted services to support our other services revenue.

Operating Expenses

Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and depreciation from computer equipment used in our product and technology development. Research and development expenses were $4.2 million for the three months ended June 30, 2004, and $2.6 million for the comparable quarter of 2003, representing an increase of $1.6 million, or 61.1%, and were $7.7 million for the six months ended June 30, 2004, and $5.2 million for the comparable period of 2003, representing an increase of $2.5 million, or 47.3%. These increases were primarily related to the inclusion of engineering personnel acquired from Axis for the period beginning on February 10, 2004, and to a lesser extent attributable to the number of developers employed in the continuing enhancement and integration of our software products. Research and development expenses as a percentage of total revenues were 30.9% for the three months ended June 30, 2004, and 21.0% for the comparable quarter of 2003, and were 31.1% for the six months ended June 30, 2004, and 21.6% for the comparable period of 2003. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. Furthermore, we expect to increase research and development expenses directly related to the integration of certain of our technologies with technologies recently acquired with Axis to create new products that will significantly broaden our VPA platform and allow us to address much larger target markets. We therefore anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel for sales and marketing personnel and promotional and advertising costs. Sales and marketing expenses were $7.2 million for the three months ended June 30, 2004, and $5.4 million for the comparable quarter of 2003, representing an increase of $1.8 million, or 34.0%, and were $13.7 million for the six months ended June 30, 2004, and $10.6 million for the comparable period of 2003, representing an increase of $3.1 million, or 29.5%. These increases are primarily attributable to the integration of Axis’s sales and marketing resources with Verisity beginning February 10, 2004. Sales and marketing expenses as a percentage of total revenues were 52.8% for the three months ended June 30, 2004, and 43.2% for the comparable period of 2003, and were 55.3% for the six months ended June 30, 2004, and 43.7% for the comparable period of 2003. These increases as a percent of revenues is primarily attributable to proportionately lower revenue for Platform products in the three and six months ended June 30, 2004 due to the purchase accounting effects on reportable revenue. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and increase technical sales personnel in support of new products that we will introduce as a result of integrating Verisity and Axis technologies. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and expand our strategic programs.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel, facilities, insurance and professional services fees. General and administrative expenses were $2.1 million for the three months ended June 30, 2004, and $1.5 million for the comparable quarter of 2003, representing an increase of $652,000, or 44.7%. and were $4.0 million for the six months ended June 30, 2004, and $2.8 million for the comparable period of 2003, representing an increase of $1,106,000, or 38.8%. These increase are primarily attributable to the inclusion of Axis’s expenses for the period beginning on February 10, 2004, and to a lesser extent increased expenses associated with preparing to meet new public reporting requirements. General and administrative expenses as a percentage of total revenue were 15.4% for the three months ended June 30, 2004, and 11.7% for the comparable quarter in 2003, and were 16.0% for the six months ended June 30, 2004, and 11.8% for the comparable period of 2003. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, and reporting in accordance with Section 404 of the Sarbanes-Oxley Act, investor relations programs and insurance.

Non-cash charges related to equity issuance, amortization of deferred compensation and amortization of intangible assets. Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options. Non-cash charges related to equity issuances also include the amortization of deferred compensation associated with the Axis merger that is applicable to restricted ordinary shares and restricted share units granted to certain Axis employees as part of the merger, the intrinsic value of the unvested Axis’ options, and in respect to ordinary share proceeds retained by the Company from certain key Axis employees which are subject to vesting in connection with retention agreements. Non-cash charges related to equity issuances were $1.2 million for the three months ended June 30, 2004, and $66,000 for the comparable quarter of 2003, and were $2.0 million for the six months ended June 30, 2004, and $32,000 for the comparable period of 2003. Amortization of deferred compensation associated with the retention of cash proceeds in respect to the merger were $854,000 for the three months ended June 30, 2004, and $1.4 million for the six months ended June 30, 2004. Amortization of intangible assets associated with the merger were $1.0 million for the three months ended June 30, 2004, and $1.7 million for the six months ended June 30, 2004.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital leases and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $183,000 for the three months ended June 30, 2003, to $115,000 for the comparable quarter of 2004, and from $350,000 for the six months ended June 30, 2003, to $218,000 for the comparable period of 2004. These decrease were primarily attributable to lower balances of cash and cash equivalent due to the cash payment to Axis’ stockholders in connection with the merger. As a percent of total revenue, interest income, interest expenses and other income, net decreased from 1.5% for the three months ended June 30, 2003, to 0.8% for the comparable quarter of 2004, and from 1.4% for the six months ended June 30, 2003, to 0.9% for the comparable period of 2004.

Income taxes

We recorded an income tax benefit of $1.8 million in the three months ended June 30, 2004, and an income tax provision of $190,000 for the comparable quarter of 2003, and income tax benefit of $3.1 million in the six months ended June 30, 2004, and an income tax provision of $352,000 for the comparable period of 2003. The income tax benefit for the three and six months ended June 30, 2004 is primarily due to a tax benefit from current operating losses in the U.S. offset by income and withholding taxes in other jurisdictions. The provision for income taxes for the three and six months ended June 30, 2003 is primarily due to income taxes in jurisdictions other than Israel and various withholding taxes.

We have not recognized any benefit from the future use of loss carryforwards outside of the U.S. for these periods or for any other period since inception because of uncertainty surrounding their realization, in accordance with FAS 109. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances, including acquisition activities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of June 30, 2004, we had cash and cash equivalents of $53.1 million, retained earnings of $46,000 and working capital of $33.2 million.

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

Net cash used by operating activities was $1.3 million for the six months ended June 30, 2004, and net cash provided by operating activities was $0.7 million for the comparable period of 2003. Net cash provided, or used, by operating activities for each period resulted primarily from the net income (loss) and net changes in balance sheet accounts deferred revenues and accounts receivable.

Net cash used in investing activities was $38.0 million for the six months ended June 30, 2004, primarily attributable to the cash used in the acquisition of Axis, net of the cash acquired. Net cash used in investing activities was $861,000 for the six months ended June 30, 2003, consisted mostly of capital expenditures.

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2004, and $1.3 million for the comparable period of 2003. Net cash provided by financing activities for both periods resulted primarily from exercise of share options by employees and the purchase of shares under our equity incentives plans.

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

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of June 30, 2004, consist primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 9, 2004, we exchanged 2,901,191 ordinary shares of Verisity in consideration for Axis shares and granted 123,200 restricted shares to certain Axis key employees in connection with Axis acquisition. The Verisity shares which were part of the merger consideration were issued pursuant to Section 3(a)(10) of the Securities Act. We also issued additional 182,198 ordinary shares as a result of the exercise of share option grants and the purchase of ordinary shares pursuant to our equity incentives plans. The aggregate net consideration received by the Company for the issuance of the ordinary share was $661,000. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to A Vote of Security Holders.

The 2004 Annual General Meeting of Shareholders of Verisity Ltd. was held at our registered office located at 8-10 Ha’Melacha Street, Rosh Ha’Ayin, Israel, on May 27, 2004, at 8:00 a.m. Israeli time to conduct the business described in our proxy statement. The proxy statement was filed with the Securities and Exchange Commission on April 29, 2004. This was a regular annual meeting. The record date for determining those shareholders who were entitled to notice of, and to attend and vote at, the meeting and at any adjournment thereof was April 22, 2004.

The proposals voted on at the meeting, each of which were approved, are summarized below and are more fully described in the proxy statement. A table showing the votes for, against, and abstaining for each proposal follows this list. With respect to the election of directors, shareholders were permitted to vote for the nominee or to withhold their vote for the nominee. Shareholders could vote for, against, or abstain from voting for each of the other proposals. Votes were cast representing 20,565,857 shares out of 23,569,749 outstanding shares. This represents 87.3% participation. The shareholders approved the following proposals:

1. To elect Yoav Hollander as our Class III director to hold office for a term that expires in 2007 at the third Annual General Meeting that follows the upcoming 2004 Annual General Meeting and until his successor shall be elected and qualified;

2. To elect Tali Aben, Douglas Norby and Uzi Sasson as our external directors to hold office for a term that expires in 2007 at the third Annual General Meeting that follows the upcoming 2004 Annual General Meeting and until each of their successor(s) shall be elected and qualified;

3. To approve the grant of an option to purchase 50,000 ordinary shares to Moshe Gavrielov, our director and Chief Executive Officer, under the Verisity Ltd. 2000 U.S. Share Incentive Plan, as amended, with an exercise price equal to the fair market value of our ordinary shares as of the close of business on the date of the upcoming 2004 Annual General Meeting;

4. To approve the grant of an option to purchase 30,000 ordinary shares to Yoav Hollander, our director and Chief Technology Officer, under the Verisity Ltd. 2000 Israeli Share Option Plan, as amended, with an exercise price equal to the fair market value of our ordinary shares as of the close of business on the date of the upcoming 2004 Annual General Meeting;

5. To approve the grant of an option to purchase 20,000 ordinary shares to Michael McNamara, our director and Senior Vice President of Simulation, under the Verisity Ltd. 2000 U.S. Share Incentive Plan, as amended, with an exercise price equal to the fair market value of our ordinary shares as of the close of business on the date of the upcoming 2004 Annual General Meeting;

6. To approve the 2003 bonuses of our executive officers who also serve as members of our Board of Directors;

7. To approve the 2004 base salaries of our executive officers who also serve as members of our Board of Directors;

8. To approve compensation for the non-employee members of our Board of Directors, including external directors;

9. To approve insurance coverage for and indemnification agreements between Verisity Ltd. and each of our new external directors Douglas Norby and Uzi Sasson;

10. To approve grant of an option to purchase 50,000 ordinary shares under the Verisity Ltd. 2000 U.S. Share Incentive Plan, as amended, to each of our non-employee directors, including Douglas Fairbairn and Zohar Zisapel plus, if elected, external directors Tali Aben, Douglas Norby and Uzi Sasson;

11. To approve an increase in the number of ordinary shares available for issuance under the Verisity Ltd. 2000 U.S. Share Incentive Plan, as amended, by 825,000 shares and to approve an increase in the number of ordinary shares available for issuance under the Verisity Ltd. 2000 Israeli Share Option Plan, as amended, by 325,000 shares;

12. To approve an increase in the number of ordinary shares available for issuance under the Verisity Ltd. 2000 Employee Share Purchase Plan, as amended, by 300,000 shares; and

13. To approve the selection of Ernst & Young LLP as our independent auditors with Messrs. Kost Forer Gabbay & Kasierer, a member of Ernst & Young International, as our Israeli statutory independent auditors for the fiscal year ending December 31, 2004.

	TABLE OF VOTES CAST
Proposal	Votes for	Votes withheld	Votes against	Votes abstained
1.	19,742,234	823,623
2.	19,742,234	823,623
3.	9,460,943		7,869,156	18,107
4.	9,477,478		7,852,766	17,962
5.	9,503,187		7,827,282	17,737
6.	19,684,392		822,930	58,535
7.	20,076,888		432,994	55,975
8.	19,792,426		717,192	56,239
9.	14,291,282		5,802,338	472,237
10.	9,190,051		8,111,819	46,336
11.	8,929,683		8,011,982	406,541
12.	16,028,224		1,264,058	55,924
13.	19,540,157		648,991	376,709

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index on Page 27.

(b)	Report on Form 8-K filed in the first quarter of 2004.

On April 2, 2004, we filed a current report on Form 8-K to announce preliminary first quarter results and webcast.

On April 22, 2004, we filed a current report on Form 8-K/A to amend the current report on Form 8-K that was filed on February 24, 2004, in connection with the acquisition of Axis Systems Inc.

On April 27, 2004, we filed a current report on Form 8-K to disclose the results of operations and financial information for the quarter ended March 31, 2004 and forward-looking statements relating to 2004 and the second quarter of 2004 as presented in a press release of April 26, 2004.

On April 29, 2004, we filed a current report on Form 8-K to disclose the transcript of the conference call relating to the financial results for the quarter ended March, 31, 2004 that was held on April 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD. (Registrant)

Date:	August 6, 2004	By:	/s/ Charles G. Alvarez
Charles G. Alvarez Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting Officer)

Number	Description
2.1(6)	Agreement and Plan of Merger, dated as December 11, 2003 among Verisity Ltd., Atlas Acquisition Corp., Summit Ventures V1-A,L.P. and Axis Systems Inc.
3.1(1)	Articles of Association, as amended.
3.2(1)	Amendment to the Articles of Association
3.3(7)	Form of Amended and Restated Articles of Association.
3.4(1)	Memorandum of Association, as amended.
4.1(1)	Form of Share Certificate.
4.3(1)	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.
10.2(1)	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.
10.3(1)	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.
10.5(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.
10.6(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.
10.7(1)	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.
10.8(1)	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.
10.9(1)	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.
10.10	East Evelyn Lease by and between SFERS Real Estate Corp. U, a Delaware corporation and Verisity Design, Inc., dated April 14, 2004.
10.12(2)	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.
10.13(1)	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.
10.14(1)	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.
10.16(1)	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.
10.17(1)	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.
10.18(1)	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.
10.19(1)	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.
10.21(1)	Form Software License Agreement.
10.24(1)	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.
10.25	2000 U.S. Share Incentive Plan, Amended and Restated dated May 27, 2004.
10.26(1)	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.
10.27(1)	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.
10.28(1)	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.
10.29(1)	1997 Israel Share and Stock Option Incentive Plan.
10.30(1)	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.
10.31(1)	Verisity Ltd. 2000 Employee Share Purchase Plan.
10.32(1)	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

Number	Description
10.33(1)	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.
10.34(1)	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.
10.35(1)	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.
10.36(1)	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.
10.37(1)	Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.
10.38(1)	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.
10.39(1)	Verisity Ltd. 2000 Directed Share Plan.
10.40(1)	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.
10.41(1)	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.
10.42(1)	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.
10.43(2)	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.
10.44(3)	Lease Agreement dated as of October 14, 2002 by and between Luki, Construction and Development Ltd. and Verisity Ltd.
10.45	Verisity Ltd. 2000 Employee Share Purchase Plan Amended and Restated May 27, 2004.
10.46	Verisity Ltd. 2000 Israeli Share Option Plan, May 2004 amendment.
21.1(7)	List of subsidiaries.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
(2)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.
(3)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 21, 2003.
(4)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on May 13, 2003.
(5)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on November 10, 2003.
(6)	Incorporated by reference from the like-numbered exhibit filed with the current report on Form 8-K (No. 000-32417) filed on December 12, 2003.
(7)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 12, 2004.