Form 10-Q
period 2004-09-30
VERISITY LTD
filed 2004-11-08
CIK 1121936

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004 or

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

Yes ☒    No ☐

As of September 30, 2004, there were 23,811,202 of registrant’s ordinary shares, par value NIS 0.01 per share, outstanding.

VERISITY LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

VERISITY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$56,048	$91,004
Accounts receivable, net of allowance for doubtful accounts of $2 and $2 as of September 30, 2004 and December 31, 2003, respectively	12,084	11,444
Inventory	2,989	—
Prepaid expenses and other current assets	7,892	4,412

Total current assets	79,013	106,860
Property and equipment, net	5,199	3,298
Other assets	647	386
Unbilled receivables	3,769	—
Deferred compensation, net	2,402	—
Intangible assets, net	17,244	—
Goodwill	53,069	—

Total assets	$161,343	$110,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,230	$1,177
Accrued compensation	7,470	4,827
Deferred taxes, net	1,196	—
Deferred revenues	33,724	27,791
Other current liabilities	9,300	6,851

Total current liabilities	52,920	40,646
Long-term portion of deferred revenues	3,260	5,601
Other long-term liabilities	468	481
Shareholders’ equity:
Ordinary shares and additional paid-in capital	111,492	59,122
Deferred compensation	(3,556)	(14)
Retained earnings (Accumulated deficit)	(3,241)	4,708

Total shareholders’ equity	104,695	63,816

Total liabilities and shareholders’ equity	$161,343	$110,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Revenue:
License	$8,579	$7,422	$22,280	$21,993
Maintenance	6,717	4,321	17,355	13,422
Other services	223	297	627	825

Total revenue	15,519	12,040	40,262	36,240
Cost of revenue:
License	935	24	1,816	97
Maintenance	630	510	1,771	1,609
Other services	135	116	381	401

Total cost of revenue	1,700	650	3,968	2,107

Gross profit	13,819	11,390	36,294	34,133

Operating expenses:
Research and development	4,205	2,479	11,899	7,704
Sales and marketing	7,261	5,061	20,954	15,633
General and administrative	2,380	1,448	6,334	4,296
Non-cash charges related to equity issuances	2,286	128	4,271	160
Amortization of deferred compensation	2,113	—	3,536	—
Amortization of intangible assets	1,041	—	2,776	—

Total operating expenses	19,286	9,116	49,770	27,793

Operating income (loss)	(5,467)	2,274	(13,476)	6,340
Interest income	140	175	385	590
Other income (expense), net	(233)	10	(260)	(55)

Net income (loss) before income taxes	(5,560)	2,459	(13,351)	6,875
Income taxes provision (benefit)	(2,273)	196	(5,402)	548

Net income (loss)	$(3,287)	$2,263	$(7,949)	$6,327

Basic earnings (loss) per share:
Basic net income (loss) per ordinary share	$(0.14)	$0.11	$(0.35)	$0.32

Number of shares used in per share calculation	23,461	19,870	22,888	19,744

Diluted earnings (loss) per share:
Diluted net income (loss) per ordinary share	$(0.14)	$0.11	$(0.35)	$0.30

Number of shares used in per share calculation	23,461	21,497	22,888	21,291

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	Unaudited
Cash flows from operating activities:
Net income (loss)	$(7,949)	$6,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,429	830
Non-cash charges related to equity issuances	4,271	50
Amortization of deferred compensation	3,536	—
Amortization of intangible assets	2,776	—
Amortization of inventory step up	275	—
Changes in operating assets and liabilities:
Accounts receivable	6,801	389
Prepaid expenses and other assets	(1,933)	(511)
Inventory	499	—
Accounts payable	(371)	195
Other liabilities and accrued compensation	1,251	395
Deferred revenues	(2,485)	(6,590)
Deferred taxes	(5,798)	—

Net cash provided by operating activities	2,302	1,085
Cash flows from investing activities:
Purchases of property and equipment	(1,948)	(1,156)
Other assets	39	—
Cash paid in conjunction with the acquisition of Axis, net	(37,022)	—

Net cash used in investing activities	(38,931)	(1,156)
Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	1,490	1,679
Receipts (payments) under capital lease obligations	183	(8)

Net cash provided by financing activities	1,673	1,671
Net increase in cash and cash equivalents	(34,956)	1,600
Cash and cash equivalents at beginning of the period	91,004	79,509

Cash and cash equivalents at end of the period	$56,048	$81,109

Non-cash financial activities:
Issuance of ordinary shares for acquisition of Axis	$35,366
Fair value of Axis' assumed options	$12,894

The accompanying notes are integral part of these condensed consolidated financial statements.

VERISITY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The Company

These unaudited interim condensed consolidated financial statements reflect the Company’s financial position as of September 30, 2004. The statements also show the Company’s statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and the statements of cash flow for the nine month periods ended September 30, 2004 and 2003. The December 31, 2003 condensed consolidated balance sheet data was derived from the Company’s audited financial statements and does not include all of the disclosures required by accounting principles generally accepted in the United States. These interim statements include all normal recurring adjustments, which the Company believes are necessary to fairly present the Company’s financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. The statements of operations for the periods presented are not necessarily indicative of results for any future period, or for the entire year.

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

The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) as reported	$(3,287)	$2,263	$(7,949)	$6,327
Stock-based compensation expense included in reported net income	283	129	719	212
Total stock based compensation expense determined under fair value based methods	(2,242)	(2,625)	(6,752)	(7,622)

Pro forma net Income (loss)	$(5,246)	$(233)	$(13,982)	$(1,083)

Basic net income (loss) per share:
As reported	$(0.14)	$0.11	$(0.35)	$0.32

Pro forma	$(0.22)	$(0.01)	$(0.61)	$(0.05)

Diluted net income (loss) per share:
As reported	$(0.14)	$0.11	$(0.35)	$0.30

Pro forma	$(0.22)	$(0.01)	$(0.61)	$(0.05)

The fair value of all options granted during the three months ended September 30, 2004 and 2003 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2004	2003
Volatility	50%	65%
Expected dividend yields	0%	0%
Weighted-average risk-free interest rates	3.00%	2.60%
Weighted-average fair value of options granted	$5.48	$13.21
Expected life:
Option plans	4.0	4.0
Purchase plan	0.5—2.0	0.5—2.0

The weighted average assumptions used in the first and second quarters of 2004 and 2003, were reported in the Company’s quarterly reports on Form 10-Q for the first and second quarters of 2004 and 2003.

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

The following is a reconciliation of the denominator used in basic and diluted net income (loss) per share computations for the three and nine months ended on September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net income (loss)	$(3,287)	$2,263	$(7,949)	$6,327

Shares used in computing basic net income (loss) per ordinary share	23,461	19,870	22,888	19,744

Weighted average number of potential ordinary shares under the treasury method	—	1,627	—	1,547

Shares used in computing diluted net income (loss) per ordinary share	23,461	21,497	22,888	21,291

Diluted net income (loss) per ordinary share	$(0.14)	$0.11	$(0.35)	$0.30

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

The following is a summary of operations within geographic areas based on the location of the entity making the sales and the location of the long-lived assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Revenue from sales to unaffiliated customers:
United States	$10,707	$9,139	$29,246	$27,453
Israel	644	848	1,663	2,686
Europe	2,499	2,053	6,861	6,101
Japan	1,669	—	2,492	—

	$15,519	$12,040	$40,262	$36,240

			September 30, 2004	December 31, 2003
			Unaudited
Long lived assets:
United States			$20,666	$1,492
Israel			1,658	1,762
Europe			52	44
Japan			67	—

			$22,443	$3,298

5.	Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consisted of the following (in thousands):

September 30, 2004
Unaudited
Work in process	$507
Finished goods	2,482

$2,989

6.	Acquisition

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

Verisity’s primary objective in acquiring Axis was based on the Company’s belief that the combined Company would benefit from the following:

•	Axis’s complementary technologies and products in the functional verification market provide Verisity with a more comprehensive and highly differentiated verification process automation (VPA) platform that can take complex electronic design projects from specification to verification closure. Verisity believes that the combined company will have the ability to more fully penetrate and expand its existing customer base and broaden its target market to include simulation, acceleration and emulation by integrating certain key technologies of each company into new products as well as merging existing product lines;

•	Axis’s intellectual property portfolio and related expertise, especially intellectual property relating to third generation simulation technology that can serve as a software simulator, an accelerator, or an in-system emulator. This technology is packaged into three tightly linked solutions: (i) Xsim, a mixed Verilog, VHDL, and SystemC event-based simulator, (ii) Xtreme, a recompiled version of the simulator that is targeted to run on a high performance parallel processing machine, and (iii) XoC, an extension of Xtreme that enables the co-verification of hardware with embedded software.

•	Access to Axis’s customer relationships, providing cross-selling opportunities to existing customers as well as opportunities to build new relationships and better leverage the combined sales and marketing resources of both companies while providing a much broader range of VPA solutions and methodologies to its combined customer base.

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

Under the purchase method of accounting, the total estimated purchase price as shown in the table below is allocated to Axis’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. Based on the final valuation and other factors, the purchase price is allocated as follows:

Amount
Net tangible assets	$8,127
Amortizable intangible assets:
Developed and core technology, patents	10,620
Customer contracts and lists, distribution agreements	8,200
Maintenance contracts	1,200
Goodwill	53,069

Total purchase price allocation	$81,216

Based on the final valuation and other factors, the estimated purchase price, with respect to net tangible assets, is allocated as follows:

Amount
Cash and cash equivalents	$8,280
Accounts receivable	3,202
Unbilled Receivables	8,022
Inventory	3,764
Deferred Expenses	1,886
Net Property and Equipment	1,381
Net Deferred Taxes	(6,994)
Account Payable and Accrued Liabilities	(5,337)
Deferred revenues	(6,077)

Net tangible assets	$8,127

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

The following unaudited pro forma financial information presents the combined results of operations of Verisity and Axis as if the acquisition had occurred as of the beginning of fiscal 2003 and 2004, after giving effect to certain adjustments (discussed below), including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
	(in thousands, except per share data)
Pro forma revenue	$15,519	$16,848	$42,004	$51,353

Pro forma net loss	$(3,287)	$(1,548)	$(9,890)	$(3,213)

Pro forma net loss per share:
Basic	$(0.14)	$(0.07)	$(0.43)	$(0.14)

Diluted	$(0.14)	$(0.07)	$(0.43)	$(0.14)

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

Intangible assets are comprised of the following (in thousands):

	September 30, 2004
	Unaudited
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Developed and core technology, patents	5	$10,620	$(1,416)	$9,204
Customer contracts and lists, distribution agreements	5	8,200	(1,093)	$7,107
Maintenance contracts	3	1,200	(267)	$933

		$20,020	$(2,776)	$17,244

Estimated future intangible amortization expense, based on current balances, as of September 30, 2004 is as follows (in thousands):

Amount
Year ending December 31:
2004 (remaining 3 months)	$1,041
2005	4,164
2006	4,164
2007	3,797
2008	3,764
2009	314

$17,244

8.	Income Taxes

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

Description of Business

We provide software and, with the acquisition in the first quarter of Axis Systems, Inc. discussed below, hardware products that automate the process of detecting flaws in the designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market, reduce overall product development costs, and better manage the predictability of their design verification process. We were founded in September 1995 and commenced operations in January 1996.

In 1996, we released our original Specman functional verification software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product. In 2003, we introduced further enhancements to our Specman Elite products as well as several new products and methodologies targeted at chip and system level verification and overall verification project level management. We have also introduced several other products and support programs, which enhance the use of our products in the functional verification process. In the most recent quarter ended September 30, 2004, we delivered our first new product, SpeXsim, resulting from the integration of technologies from Verisity and Axis. Since these new products and services were introduced primarily in the latter part of 2003 and year-to-date 2004, we expect customers to sample them in low volume initially, before adopting them more broadly, therefore we expect their contribution to total revenue to be modest in 2004.

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

Throughout all of 2002 and the first half of 2003, our customers continued to face a particularly difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. These uncertainties continued into 2003 and began to abate to some extent as the year progressed. The result of this prolonged uncertainty caused most customers to scrutinize carefully their R&D investments with spending decisions being delayed as long as possible and, in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business. While the economic environment appeared to improve during the second half of 2003 and into 2004, our customers continued to demonstrate cautiousness in respect to their R&D spending decisions.

Orders for our functional verification products, maintenance and other services increased in 2002 over order levels recorded in 2000 and 2001, however the rate at which new orders were received slowed in the latter half of the year and did not keep pace with the growth in reported revenue causing backlog to drop, due primarily to the economic environment. As a result, we reported a sequential revenue decline in the first quarter of 2003 and flat revenue of just over $12 million per quarter for the remaining three quarters of 2003. New orders for our products and services declined in 2003 as compared to 2002, however, after hitting a low point in our seasonably weak first quarter we did experience resurgence in the rate of new orders as the year progressed. In particular, new orders in the second half of 2003 grew compared to the same period in 2002.

In the first quarter of 2004, traditionally our seasonally weakest quarter, orders declined sequentially from a strong fourth quarter 2003, but were up from the first quarter of 2003 and were at parity with revenue reported in the quarter. In the second and third quarter of 2004 orders increased sequentially from the same respective quarters of 2003 and were greater than the revenue reported in the periods, providing growth to our backlog. Orders for time-based licenses in the first nine months of 2004 continued to grow as a proportion of overall orders, which generates a more ratable and somewhat slower growing revenue stream over time. We cannot predict with any certainty if forward-looking orders will continue to grow, or when and if forward-looking revenue may increase. Please see the risk factors for the effect on our revenue if our products are not adopted as discussed in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission and elsewhere in this quarterly report on Form 10-Q.

We sell our products and related maintenance and other services directly through our sales force and through indirect channels that include international distributors and sales representatives. Revenue from sales outside North America accounted for approximately 33.7% of our total revenue in the third quarter of 2004 and 33.6% of our total revenue in the third quarter of 2003. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

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

We sell our hardware system products in conjuncton with high value software elements and we recognize revenue in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. Our hardware related contracts with customers generally include multi-year lease arrangements or perpetual license arrangements for software and hardware products and postcontract maintenance. Maintenance can be renewed annually at the customer’s discretion in the case of perpetual license. However, VSOE does not exist for the Company’s postcontract maintenance; therefore, product and maintenance revenue is recognized ratably in a time-based manner over the lease term or initial maintenance term in the case of perpetual license, once there are no other undelivered elements except postcontract maintenance. Revenue recognition begins when delivery has occurred and all other revenue recognition criteria have been met.

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

Following the completion of the acquisition, the results of operations of Axis have been included in our consolidated financial statements. Accordingly, our results of operations for the nine month period ended September 30, 2004 reflect Axis’s operations since February 10, 2004, while our results of operations for the comparable 2003 period reflect only Verisity’s historical operations.

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Total Revenue

Our revenue consists of license revenue, maintenance revenue and other services revenue. License revenue consists of fees paid by our customers to license our software and hardware systems products. Maintenance revenue consists of fees for annual support and product updates. Other services revenue consists of training and consulting fees. Our total revenue was $15.5 million for the three months ended September 30, 2004, and $12.0 million for the comparable quarter of 2003, representing an increase of $3.5 million, or 28.9%, and was $40.3 million for the nine months ended September 30, 2004, and $36.2 million for the comparable period of 2003, representing an increase of $4.0 million, or 11.1%. Approximately 98% of revenue in both the three months and nine months periods ending September 30, 2004, was derived from existing customers, including Axis customers prior to the merger, with the balance coming from new customers.

License revenue. Our license revenue was $8.6 million for the three months ended September 30, 2004, and $7.4 million for the comparable quarter of 2003, representing an increase of $1.2 million, or 15.6%, and was $22.3 million for the nine months ended September 30, 2004, and $22.0 million for the comparable period of 2003, representing an increase of $0.3 million, or 1.3%. These increases resulted from decreases in revenue from perpetual licenses of $1.5 million and $3.1 million in the three and nine months ending September 30, 2004, respectively, and favorably offset by increases in revenue from time-based license revenue of $2.7 millions and $3.4 million for the three and nine months periods ending September 30, 2004. This reflects the continued shift in customers’ demand towards time-based license arrangements from perpetual licenses.with such time-base revenue contributing approximately 96% of total license revenue in these respective periods in 2004. License revenue from products acquired from Axis, Platform products began to contribute to total license revenue in the most recent quarterly period and are primarily recognized ratably in a time-based manner.

Maintenance revenue. Our maintenance revenue was $6.7 million for the three months ended September 30, 2004, and $4.3 million for the comparable quarter of 2003, representing an increase of $2.4 million, or 55.5%, and was $17.4 million for the nine months ended September 30, 2004, and $13.4 million for the comparable period of 2003, representing an increase of $3.9 million, or 29.3%. These increases were primarily attributable to the recognition of revenue from maintenance services that we sold in connection with the sale of new licenses, particularly in respect to time-based licenses, and ongoing maintenance contract obligations acquired from Axis.

Other services revenue. Our other services revenue was $223,000 for the three months ended September 30, 2004, and $297,000 for the comparable quarter of 2003, representing a decrease of $74,000, or 24.9%, and was $0.6 million for the nine months ended September 30, 2004, and $0.8 million for the comparable period of 2003, representing a decrease of $0.2 million, or 24.0%. These decreases were primarily attributable to somewhat less training and consulting services.

Cost of Revenue

Cost of revenue consists of costs of software licenses, components and assembly of hardware systems, and the cost of providing maintenance and other services. Cost of revenue was $1.7 million for the three months ended September 30, 2004, and $650,000 for the comparable quarter of 2003, representing an increase of $1.0 million, or 161.5%, and was $4.0 million for the nine months ended September 30, 2004, and $2.1 million for the comparable period of 2003, representing an increase of $1.9 million, or 88.3%. These increases are primarily attributable to costs related to increased hardware product content in the 2004 period resulting from the Axis acquisition, as well as costs associated with increased revenue levels. Cost of revenue as a percentage of total revenue was 11.0% for the three months ended September 30, 2004, and 5.4% for the comparable quarter of 2003, and was 9.9% for the nine months ended September 30, 2004, and 5.8% for the comparable period of 2003.

Cost of license revenue. Cost of license revenue consists of costs of software licenses, components and assembly of hardware systems and is recognized in the same manner as the underlying product revenue. Cost of license revenue was $935,000 for the three months ended September 30, 2004, and $24,000 for the comparable quarter of 2003, representing an increase of $911,000, and was $1.8 million for the nine months ended September 30, 2004, and $97,000 for the comparable period of 2003, representing an increase of $1.7 million. These increases are primarily attributable to components and assembly costs related to the sales of hardware products in the 2004 period. As a percent of license revenue, the cost of license revenue was 10.9% for the three months ended September 30, 2004, and 0.3% for the comparable quarter of 2003, and was 8.2% for the nine months ended September 30, 2004, and 0.4% for the comparable period of 2003.

Cost of maintenance revenue. Cost of maintenance revenue was $630,000 for the three months ended September 30, 2004, and $510,000 for the comparable quarter of 2003, representing an increase of $120,000, or 23.5%, and was $1.8 million for the nine months ended September 30, 2004, and $1.6 million for the comparable period of 2003, representing an increase of $0.2 million, or 10.1%. As a percent of maintenance revenue, the cost of maintenance was 9.4% for the three months ended September 30, 2004, and 11.8% for the comparable quarter of 2003, and was 10.2% for the nine months ended September 30, 2004, and 12.0% for the comparable period of 2003.

Cost of other services revenue. Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Cost of other services revenue was $135,000 for the three months ended September 30, 2004, and $116,000 for the comparable quarter of 2003, representing an increase of $19,000, or 16.4%, and was $381,000 for the nine months ended September 30, 2004, and $401,000 for the comparable period of 2003, representing a decrease of $20,000, or 5.0%. As a percent of other services revenue, the cost of other services revenue increased from 39.1% for the three months ended September 30, 2003, to 60.5% for the comparable quarter of 2004, and increased from 48.6% for the nine months ended September 30, 2003, to 60.8% for the comparable period of 2004.

Operating Expenses

Research and development. Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and depreciation from computer equipment used in our product and technology development. Research and development expenses were $4.2 million for the three months ended September 30, 2004, and $2.5 million for the comparable quarter of 2003, representing an increase of $1.7 million, or

69.6%, and were $11.9 million for the nine months ended September 30, 2004, and $7.7 million for the comparable period of 2003, representing an increase of $4.2 million, or 54.5%. These increases were primarily related to the inclusion of engineering personnel acquired from Axis for the period beginning on February 10, 2004, and to a lesser extent attributable to the number of developers employed in the continuing enhancement and integration of our software products. Research and development expenses as a percentage of total revenues were 27.1% for the three months ended September 30, 2004, and 20.6% for the comparable quarter of 2003 and were 29.6% for the nine months ended September 30, 2004, and 21.3% for the comparable period of 2003. These increases as a percent of revenues are attributable to proportionately lower revenue for platform products in the three and nine months ended September 30, 2004 due to the purchase accounting effects on revenue and to a lesser extent the addition of personnel acquired from Axis and newly hired developers working on the enhancement and integration of products. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. Furthermore, we expect to increase research and development expenses directly related to the integration of certain of our technologies with technologies recently acquired with Axis to create new products that will significantly broaden our VPA platform and allow us to address much larger target markets. We therefore anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel for sales and marketing personnel and promotional and advertising costs. Sales and marketing expenses were $7.3 million for the three months ended September 30, 2004, and $5.1 million for the comparable quarter of 2003, representing an increase of $2.2 million, or 43.5%, and were $20.9 million for the nine months ended September 30, 2004, and $15.6 million for the comparable period of 2003, representing an increase of $5.3 million, or 34.0%. These increases are primarily attributable to the integration of Axis’s sales and marketing resources with Verisity beginning February 10, 2004. Sales and marketing expenses as a percentage of total revenues were 46.8% for the three months ended September 30, 2004, and 42.0% for the comparable period of 2003, and were 52.0% for the nine months ended September 30, 2004, and 43.1% for the comparable period of 2003. These increases as a percent of revenues are primarily attributable to proportionately lower revenue for platform products in the three and nine months ended September 30, 2004 due to the purchase accounting effects on reportable revenue. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and increase technical sales personnel in support of new products that we will introduce as a result of integrating Verisity and Axis technologies.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel, facilities, insurance and professional services fees. General and administrative expenses were $2.4 million for the three months ended September 30, 2004, and $1.4 million for the comparable quarter of 2003, representing an increase of $932,000, or 64.4%, and were $6.3 million for the nine months ended September 30, 2004, and $4.3 million for the comparable period of 2003, representing an increase of $2.0 million, or 47.4%. These increase are primarily attributable to the inclusion of Axis’s expenses for the period beginning on February 10, 2004, and to a lesser extent increased expenses associated with preparing to meet new public reporting requirements, primarily as a result of the Sarbanes-Oxley Act. General and administrative expenses as a percentage of total revenue were 15.3% for the three months ended September 30, 2004, and 12.0% for the comparable quarter in 2003, and were 15.7% for the nine months ended September 30, 2004, and 11.9% for the comparable period of 2003. These increases as a percent of revenues are attributable to proportionately lower revenue for platform products in the three and nine months ended September 30, 2004 due to the purchase accounting effects on revenue and to a lesser extent the addition of personnel acquired from Axis and incremental costs of meeting new public reporting requirements. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, and reporting in accordance with Section 404 of the Sarbanes-Oxley Act, investor relations programs and insurance.

Non-cash charges related to equity issuance, amortization of deferred compensation and amortization of intangible assets. Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options. Non-cash charges related to equity issuances also include the amortization of deferred compensation associated with the Axis merger that is applicable to restricted ordinary shares and restricted share units granted to certain Axis employees as part of the merger, the intrinsic value of the unvested Axis’ options, and in respect to ordinary share proceeds retained by the Company from certain key Axis employees which are subject to vesting in connection with retention agreements. Non-cash charges related to equity issuances were $2.3 million for the three months ended September 30, 2004, and $128,000 for the comparable quarter of 2003, and were $4.3 million for the nine months ended September 30, 2004, and $160,000 for the comparable period of 2003. Amortization of deferred compensation associated with the retention of cash proceeds in respect to the merger were $2.1 million for the three months ended September 30, 2004, and $3.5 million for the nine months ended September 30, 2004. Amortization of intangible assets associated with the merger was $1.0 million for the three months ended September 30, 2004, and $2.8 million for the nine months ended September 30, 2004. Non-cash charges related to equity issuances and the amortization of deferred compensation for the quarter ended September 30, 2004, include acceleration of amortization due to Axis Systems former CEO departure on July 31, 2004.

Interest Income, Interest Expenses and Other Income, Net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital lease and other miscellaneous expenses. Our interest income, interest expenses and other income, net was $93,000 as an expense for the three months ended September 30, 2003, and income of $185,000 for the comparable quarter of 2003, and was an income of $125,000 for the nine months ended September 30, 2004, and $535,000 for the comparable period of 2003. These decreases were primarily due to foreign exchange differences and to a lesser extent lower balances of cash and cash equivalent due to the cash payment to Axis’ stockholders in connection with the merger.

Income Taxes

We recorded an income tax benefit of $2.3 million in the three months ended September 30, 2004, and an income tax provision of $196,000 for the comparable quarter of 2003, and income tax benefit of $5.4 million in the nine months ended September 30, 2004, and an income tax provision of $548,000 for the comparable period of 2003. The income tax benefit for the three and nine months ended September 30, 2004 is primarily due to a tax benefit from current operating losses in the U.S. offset by income and withholding taxes in other jurisdictions. The provision for income taxes for the three and nine months ended September 30, 2003 is primarily due to income taxes in jurisdictions other than Israel and various withholding taxes.

We have not recognized any benefit from the future use of loss carryforwards outside of the U.S. for these periods or for any other period since inception because of uncertainty surrounding their realization, in accordance with FAS 109. The amount of net operating losses that we can utilize may be limited under tax regulations in some circumstances, including acquisition activities.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and the public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of September 30, 2004, we had cash and cash equivalents of $56.0 million, an accumulated deficit of $3.2 million and working capital of $26.1 million.

We used $40.6 million of our cash balances to complete our acquisition of Axis on February 9, 2004. However, we believe that cash flow from operations together with our current cash and investment balances will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment as described elsewhere in this Form 10-Q.

Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2004, and $1.1 million for the comparable period of 2003. Net cash provided by operating activities for the nine months ended September 30, 2004, resulted primarily from the net loss offset by adding back the favorable tax impact, non-cash charges associated with the merger and, in addition, net changes in balance sheet accounts, primarily deferred revenues and accounts receivable. Net cash provided by operating activities for the nine months ended September 30, 2003, resulted primarily from the net income and net changes in balance sheet accounts, which were primarily deferred revenues.

Net cash used in investing activities was $38.9 million for the nine months ended September 30, 2004, primarily attributable to the cash used in the acquisition of Axis, net of the cash acquired. Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2003, consisting mostly of capital expenditures.

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2004, and $1.7 million for the comparable period of 2003. Net cash provided by financing activities for both periods resulted primarily from the exercise of share options by employees and the purchase of shares under our equity incentives plans.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of September 30, 2004, consist primarily of short-term U.S. government securities, demand deposits and money market funds held by institutions in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. During the third quarter of 2004, there were no changes in the Company’s internal control over financial reporting that has materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

On February 9, 2004, we exchanged 2,901,191 ordinary shares of Verisity in consideration for Axis shares and granted 123,200 restricted shares to certain Axis key employees in connection with Axis acquisition. The Verisity shares which were part of the merger consideration were issued pursuant to Section 3(a)(10) of the Securities Act. We also issued additional 67,020 ordinary shares as a result of the exercise of share options and the purchase of ordinary shares pursuant to our equity incentives plans. The aggregate net consideration received by the Company for the issuance of the ordinary shares was $176,000. Certain of the ordinary shares were issued pursuant to compensatory plans registered by registration statements on Form S-8. Other ordinary shares were issued pursuant to compensatory plans of the Company that are compliant with Rule 701 promulgated under the Securities Act and in reliance on the exemption from the registration requirements of the Securities Act provided by such rule.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on Page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD. (Registrant)

Date:	November 8, 2004	By:	/s/ Charles G. Alvarez
Charles G. Alvarez Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
2.1(6)	Agreement and Plan of Merger, dated as December 11, 2003 among Verisity Ltd., Atlas Acquisition Corp., Summit Ventures V1-A,L.P. and Axis Systems Inc.
3.1(1)	Articles of Association, as amended.
3.2(1)	Amendment to the Articles of Association
3.3(7)	Form of Amended and Restated Articles of Association.
3.4(1)	Memorandum of Association, as amended.
4.1(1)	Form of Share Certificate.
4.3(1)	Warrant to Purchase up to an aggregate of 45,618 Series D Preferred Shares.
10.2(1)	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.
10.3(1)	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.
10.5(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.
10.6(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.
10.7(1)	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.
10.8(1)	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.
10.9(1)	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.
10.10(8)	East Evelyn Lease by and between SFERS Real Estate Corp. U, a Delaware corporation and Verisity Design, Inc., dated April 14, 2004.
10.12(2)	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.
10.13(1)	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.
10.14(1)	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.
10.16(1)	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.
10.17(1)	International Distributor Agreement by and between Verisity Design, Inc. and Davan Tech Company, Ltd., dated as of November 10, 1999.
10.18(1)	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.
10.19(1)	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.
10.21(1)	Form Software License Agreement.
10.24(1)	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.
10.25(8)	2000 U.S. Share Incentive Plan, Amended and Restated dated May 27, 2004.
10.26(1)	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.
10.27(1)	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.
10.28(1)	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.
10.29(1)	1997 Israel Share and Stock Option Incentive Plan.
10.30(1)	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.

Number	Description
10.31(1)	Verisity Ltd. 2000 Employee Share Purchase Plan.
10.32(1)	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.
10.33(1)	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.
10.34(1)	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.
10.35(1)	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.
10.36(1)	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.
10.37(1)	Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.
10.38(1)	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.
10.39(1)	Verisity Ltd. 2000 Directed Share Plan.
10.40(1)	International Representative Agreement between Verisity Design, EURL and Integrated Systems Scandinavia EDA AB, effective as of June 15, 2000.
10.41(1)	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.
10.42(1)	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.
10.43(2)	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.
10.44(3)	Lease Agreement dated as of October 14, 2002 by and between Luki, Construction and Development Ltd.and Verisity Ltd.
10.45(8)	Verisity Ltd. 2000 Employee Share Purchase Plan Amended and Restated May 27, 2004.
10.46(8)	Verisity Ltd. 2000 Israeli Share Option Plan, May 2004 amendment.
21.1(7)	List of subsidiaries.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
(2)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.
(3)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 21, 2003.
(4)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on May 13, 2003.
(5)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on November 10, 2003.
(6)	Incorporated by reference from the like-numbered exhibit filed with the current report on Form 8-K (No. 000-32417) filed on December 12, 2003.
(7)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 12, 2004.
(8)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on August 6, 2004.