Form 10-K
period 2004-12-31
VERISITY LTD
filed 2005-03-14
CIK 1121936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-32417

VERISITY LTD.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

331 E. Evelyn Avenue, Mountain View, California	94041
(Address of principal US executive offices)	(Zip Code)

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

The aggregate market value of the voting shares held by non-affiliates of the registrant, based upon the closing sale price of the ordinary shares on June 30, 2004, as reported on the Nasdaq National Market, was approximately $97,859,820. Ordinary shares held by each executive officer and director and by each person who owns 5% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12(g) of the act:

Ordinary shares, par value 0.01 NIS per share

As of February 28, 2005, there were 24,461,786 of registrant’s ordinary shares, par value 0.01 NIS per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2005 Annual General Meeting of Shareholders.

VERISITY LTD.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2004

i

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

PART I

ITEM 1.    BUSINESS

Overview

Verisity Ltd. (“Verisity” or “we”) provides proprietary technologies, software and hardware products used to efficiently verify designs of electronic systems and complex integrated circuits that are essential to virtually every high growth segment of the electronics industry. Our functional verification products automate critical steps in the process of determining whether systems and integrated circuits, or ICs, conform to their design specifications. By facilitating the identification of design flaws, we enable our customers to deliver higher quality products to market in less time, while helping them to reduce product development costs.

Verisity Ltd., an Israeli corporation, was founded in September 1995 and commenced operations in January 1996. We wholly own the following subsidiaries: (1) Verisity Design, Inc.—founded in June 1996, and located in the U.S., (2) Verisity Design EURL—headquartered in France, founded in July 1999, includes U.K. operations, (3) Verisity Design GMBH—founded in Germany in September, 1999, includes operations in Sweden, and (4) Verisity Design Canada—founded in Canada in July 2000.

On February 9, 2004, we completed our acquisition of Axis Systems, Inc. (“Axis”), a company that provides certification and simulation software/hardware system solutions that enable System-on-Chip designers to verify the accuracy, optimization and functionality of integrated circuits. Axis offers a unique, third-generation simulation technology that combines all languages and required engines for hardware, embedded software and system-level verification. The acquisition enables Verisity to create a comprehensive and highly differentiated VPA platform to exploit multiple discontinuities in the rapidly changing functional verification market. For more information regarding the terms of the acquisition, please see our filings with the SEC made in connection with the acquisition. The acquisition was accounted for under the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to Axis’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. The purchase price exceeded the net assets acquired resulting in the recognition of goodwill. Certain intangible assets and deferred compensation related to the merger will result in non-cash amortization expenses being reported over the useful life of the intangible assets and vesting period of the underlying compensation, respectively.

Following the completion of the acquisition, the results of operations of Axis have been included in our consolidated financial statements. Accordingly, our results of operations for the year ended December 31, 2004 reflect Axis’s operations since February 10, 2004, while our results of operations for the comparable 2003 period reflect only Verisity’s historical operations.

Verisity’s primary objective in acquiring Axis was for the combined Company to achieve the following:

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

We attributed particular value to several of Axis’s technologies, beyond our existing product lines, which we plan to integrate with several of our own technologies to create new products which will significantly enhance and broaden our VPA platform offerings and allow us to address a much larger target market, as mentioned above. Moreover, these underlying Axis technologies are mature, high performance and highly interoperable and we expect that they will significantly reduce our integration time and time to market for new products, as compared to developing similar technologies and products through our own internal development efforts.

On January 12, 2005, we announced that we had entered into an Agreement and Plan of Merger with Cadence Design Systems, Inc., a Delaware corporation (“Cadence”), and Scioto River Ltd., an Israeli corporation and wholly owned subsidiary of Cadence (“Scioto River”). Under the terms of the merger agreement, Scioto River will be merged with and into us and each outstanding ordinary share of Verisity will be converted into the right to receive $12.00 in cash without interest, as described in Section 1.8(a) of the merger agreement. Following the merger, we will continue as the surviving corporation, and the separate corporate existence of Scioto River shall cease. The merger is subject to approval by our shareholders and other customary conditions. Our shareholders meeting to vote on the merger is scheduled for March 30, 2005. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 25, 2005.

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

Industry Background

The communications, consumer electronics and computers segments as well as other segments of the global electronics industry continue to expand. Within these segments, devices such as high speed network routers, mobile telephones, personal digital assistants and Internet appliances are revolutionizing the way businesses and consumers interact and exchange information. These devices are all examples of complex electronic systems that are comprised of Integrated Circuits (ICs), which implement their key functions. Over the past decade, rapidly growing demand for smaller, faster, more power efficient and increasingly reliable communications and computing devices has created a significant market opportunity for companies to develop more complex systems and ICs that integrate a greater number of highly sophisticated functions.

Advances in system and IC complexity

During the past two decades, systems and the ICs used within them have become increasingly complex in response to business and consumer demand. In 1980, the most complex ICs contained tens of thousands of transistors, which are the basic building blocks of ICs. Today’s most complex ICs contain over a hundred million transistors and are designed to perform a growing number of sophisticated functions. Some of these complex ICs, known as systems-on-chips, or SoCs, integrate a microprocessor, which controls the logic functions of the device, with other functional modules such as memory and digital signal processors onto a single chip. Only a few years ago each of these functions required a separate IC or even an entire circuit board. For instance, today’s most advanced mobile telephones contain a single SoC that performs all the traditional telephone functions and integrates advanced functions such as address books, organizers and web browsers. Consequently, these phones are smaller, more reliable and have longer battery lives than earlier product generations. Gartner Dataquest estimates that the worldwide market for SoCs will grow from $32 billion in 2003 to $65 billion in 2008, which represents a compounded annual growth rate of 16%.

Companies that design and sell ICs often use one or more off-the-shelf design modules to reduce costs and improve time-to-market of their SoC products. These reusable designs, known as intellectual property modules, or IP cores, can include microprocessors, communication cores and other functional modules and are often licensed from independent third parties, known as IP providers. The growth in demand for complex ICs, particularly SoCs, has created an increased need for IC designers to integrate quickly and accurately IP cores onto a single chip. Gartner Dataquest estimates that the IP market grew from $970 million in 2002 to approximately $1.02 billion in 2003, which represents an annual growth of 5%.

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

New solutions have emerged to compliment software simulators and enable more thorough functional verification of system-level ICs. Gartner Dataquest tracks these under the Electronic System Level (ESL) market.

Gartner Dataquest states that the overall ESL market is growing at 40%. Gartner indicates that ESL Test and Verification sub-application (the area in which Verisity sells some of its products) ‘is still a significant area of growth’ and the market is expected to expand at a compounded annual growth rate of 33% from 2003 through 2008. According to Gartner Dataquest, Verisity has expanded its market share lead in the ESL Test and Verification market in 2003 to 67%.

Verisity’s Platform products, categorized in Gartner Dataquest’s sub-application Design Team Emulation and Acceleration (E&A), also ‘remains one of the major growth markets’ and the market is expected to expand at a compounded annual growth rate of 31% from 2003 through 2008. According to Gartner Dataquest, Verisity has ‘jumped to a commanding lead’ with a market share of 66% in the Design Team E&A market.

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

The Verisity Solution

We provide proprietary technologies, methodologies, software and hardware products that address the growing need for automating the entire functional verification process for system and IC designs. Our verification process automation (VPA) portfolio of products, led by our top selling Specman Elite, automate and enhance the process of detecting design flaws in systems and ICs before they are manufactured, while dramatically increasing the engineering productivity, time to market, development predictability, and end product quality.

In February 2004, we acquired Axis Systems, Inc. Axis has three main products that are being integrated with various Verisity products. The key technology acquired from Axis is a third generation simulation technology that can serve as a software simulator, an accelerator (or, in some limited circumstances, an in-system emulator). This technology is packaged into three tightly linked solutions: (i) Xsim, a mixed Verilog, VHDL, and SystemC event-based simulator, (ii) Xtreme, a recompiled version of the simulator that is targeted to run on a high performance parallel processing machine, and (iii) XoC, an extension of Xtreme that enables the co-verification of hardware with embedded software. In 2004, we announced two products that combine Verisity and Axis technology, SpeXsim and SpeXtreme. These products enable customers to seamlessly evolve verification from the block level to the chip and system level. Both products combine process automation with highly scalable performance and capacity of the underlying engines.

Our products solve critical functional verification challenges

We enable our customers to realize these critical business objectives with products that provide the following key benefits to the process of functional verification:

•	Enhanced product quality: Our products identify design flaws in real world scenarios that are typically extremely difficult to anticipate and detect prior to manufacturing the system or IC. The enhanced early detection of these design flaws yields higher quality devices and reduces the number of re-spins.

•	Improved productivity and time to market. Our products enhance engineering productivity by automating manual processes such as generating block, chip, and system level test scenarios, and analyzing design coverage. We also provide an extensive collection of customizable approaches, or methodologies, that solve many common functional verification problems.

•	Improved predictability of development. The increased complexity of verification has not only lengthened development cycles, it has made them much more unpredictable. Lack of predictability is extremely disruptive to management, marketing and sales teams who need to make customer commitments. Verisity’s expanded portfolio of products now enables development teams to manage all project resources with metrics that provide insight into the rate of progress and guidance to find the fastest path to verification closure.

•	Increased resource utilization. Our products optimize human resource utilization by enabling engineers to create customizable verification plans and environments that can be readily reused for other design projects. In order to avoid needless redesign of verification environments, we also provide off-the-shelf verification components for standard interfaces which permit the exchange of data among a variety of communications and computing devices. A common example of a standard interface is the Peripheral Component Interconnect, or PCI, standard. In addition, our products improve computing resource utilization by providing insight into where cycles are being wasted and where they should best be directed.

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

To achieve the above objectives, we are pursuing the following key business strategies:

Expand our VPA portfolio from test bench automation at the logic level to the automation of all hardware, system, and project level processes that ensure total system and project success.

•	Hardware VPA. We continue to expand our scope from automating the creation of tests to automating the complete hardware verification process. This includes the introduction of metrics via multiple coverage engines and analyses, use of reusable methods and verification components to speed the composition of verification environments, and integration of Specman Elite with simulation technology from Axis.

•	Chip & System Level VPA. We have introduced new technologies and methods to automate the SoC and multi-chip system verification processes. This includes new abstractions and new levels of automation in Specman Elite, hardware-software co-verification, and integration with high performance acceleration and emulation technology from Axis.

•	Project level VPA. We have introduced new technologies and methods to automate the management of distributed verification activities across block, chip, and system levels, and across multiple and distributed engineering teams. These solutions also enable management optimal utilization of compute resources, while increasing the predictability of the verification closure process.

•	VPA Metrics. We are working with our leading edge customers and industry experts to define the criteria for project success in the nanometer SoC era. This includes specific metrics in the areas of productivity, predictability, quality, compute resource utilization, and human resource utilization.

Continue to expand our partnership programs to maximize reach and influence across the industry design chain

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

Establish our e verification language as an industry standard, while combining it with support for other languages to maximize our available markets.

Specman Elite utilizes e, a specialized functional verification software language that is a key enabler for our unique process automation solution. We are promoting e more aggressively to ensure accelerated adoption and interoperability with other system and hardware description languages and key partner solutions. The elements of this strategy include:

•	Institution of Electricity and Electrical Engineering (IEEE) P1647. To further encourage widespread industry adoption, We donated the e language reference manual to IEEE, which was subsequently adopted as the foundation of the IEEE P1647 verification language standard.

•	Broaden usage with VPA link. e is a key enabler to realize the significant and differentiated benefits of our VPA solution. We will continue to target leaders in the high growth segments of the electronics industry as strategic customers, and are targeting key influencers who are promoting the interdependency of processes, technology, and the e language to realize verification process automation.

•	LicenseE program. Through this program, we will continue to license e to third parties, such as Novas, to enable them to independently support the e language as an interface to their products.

•	Acceleration of e. We have developed a unique technology to synthesize e code for use in hardware accelerators and emulators, including the recently acquired Axis solution. This is the only high level verification language that can be effectively applied at the chip and system levels with adequate levels of performance.

•	Establish the only mixed e, SystemC, and SystemVerilog solution roadmap. We are establishing a mixed language solution that leverages the full power of e for verification process automation, with the preservation of e verification IP. No other vendor offers this combination of languages and level of power and flexibility.

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

Currently we provide eVCs for PCI Express, PCI, AMBA, AHB, and Ethernet.

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

sVM is a methodology describing how chip and system level verification can be automated. It describes how to rapidly compose e Verification Components and use higher abstractions to build system level verification environments. It also describes how to leverage new generation technology to automatically create system level scenarios.

eAnalyzer

eAnalyzer is a product that statically analyzes e code to ensure that it meets the coding guidelines described in eRM, sVM and vAdvisor. eAnalyzer therefore enables the rapid proliferation of our advanced methodologies. This enables higher engineer productivity with few mistakes, more effective verification and associated quality, and more rapid proliferation of best practices.

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

Xtreme

Xtreme® offers simulation and acceleration and hardware/software co-verification, in a unified, compact, server-sized system, at speeds of up to 1 million cycles per second on designs of up to 100 million ASIC gates. Xtreme provides full debugging capabilities throughout the entire verification flow, allowing emulation to start much earlier in the design cycle.

Xcite

Xcite® offers simulation acceleration performance of up to 100,000 cycles per second on designs of up to 10 million ASIC gates. Xcite delivers hardware performance with software debugging capabilities. Designers can run simulation as fast as possible while quickly detecting and isolating design problems.

Xtreme-II

Xtreme-II offers Platform Verification, a unified verification environment designed to enable a platform-based design flow. Leveraging the patented ReConfigurable Computing (RCC) technology, Xtreme-II offers the best solution for simulation, acceleration and emulation in one unified system. By leveraging the latest FPGA technologies, Xtreme-II delivers fast runtime performance and the highest capacity, while preserving the native RTL simulation debugging environment.

Xtreme Server

The Xtreme Server is a multi-session, next-generation acceleration and emulation solution that meets the requirements for high-performance chip- and system-level verification. It offers simulation, acceleration, emulation and hardware/software co-verification, in a unified, compact, server-sized system, at speeds of up to 1 million cycles per second on designs of up to 100 million ASIC gates.

XoC

XoC™ is an all-inclusive, unified verification system for ARM microprocessor-based designs that reduces communications overhead and eliminates time-intensive integration efforts for design teams. XoC enables the smooth transition between all nine different operating modes from block-level testing through application software and features a Co-Verification Debugger that creates a common communication environment between hardware and software teams through AMBA™ transactions. ARM microprocessor cores and Verisity’s ReConfigurable Computing (RCC) platform for design verification. It provides simulation models and software debugging tools to isolate and fix even the most complex errors. Xpert for ARM processors provides the best balance of visibility, control, and performance for integrating software and hardware in an easy to use environment.

Xsim

Xsim is a high performance native compiled code event based HDL simulator that is included in Xcite, Xtreme, and XoC packages. Xsim supports mixed Verilog, VHDL, and SystemC languages, and has a supported interface to Specman Elite. Xsim is over 6 years old and has successfully executed numerous designs in the 30-50 million gate range.

SpeXsim

Verisity’s SpeXsim is the most advanced verification solution for block and chip-level verification, combining testbench automation, native compiled code mixed-language simulation into one tightly integrated package. SpeXsim also supports packaging options that include Verisity’s SureCov™ code coverage, as well as leading debug solutions such as Novas

SpeXtreme

SpeXtreme is a part of the SpeX Family of VPA solutions and provides high-performance verification at the chip and system level. It integrates Verisity’s eRCC compiler, SpeXsim™ and Xtreme®-II which combines direct testbench RCC compilation, verification process automation, native compiled code mixed-language simulation and event-based acceleration and emulation.

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

In 2004 no customer accounted for more than 10% of total revenue. See also the “Risk Factors.” for the material adverse effect of losing a significant customer.

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

In addition, we have an interoperability program for companies in the Electronic Design Automation industry called VIP (Verisity Interoperability Partner) Program to enable other companies in that industry to develop and test integrations to our products. Current members in the VIP program include: 0-in, Aldec, Aptix Corporation, Cadence Design Systems, CoWare, Denali Software, Emulation and Verification Engineering, Fintronics, ISS, Mentor Graphics, Model Technology, Novas Software, Provis Software, Runtime Design Automation, Summit, Synopsys, Tharas Systems, TNI-Valiosys SA, and Veritools. We have also formed deeper alliances with several companies that provide for the joint development and marketing of solutions and often extend into channel cooperation and training. These alliances help us supplement our existing channels, provide differentiated solutions to our customers and gain endorsements for our products from some of the most influential vendors to our customer base.

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

Direct sales

We license our software products to customers primarily through our direct sales organization. As of December 31, 2004, our direct sales staff totaled 109 employees located in 37 sales offices. Our sales staff includes both sales personnel and consulting engineers, who are our field engineers.

Our sales personnel and consulting engineers operate out of our various sales and customer support offices in North America. In Europe, we have sales and customer support centers in London, England; Munich, Germany, Stockholm, Sweden and Paris and Grenoble, France. In the Far East, we have a sales and customer support centers in Singapore, Taiwan and Japan. We also have a regional sales and support office in Rosh Ha’ain, Israel.

Indirect sales

We also sell our products through independent sales representatives and distributors. We have non-exclusive representatives in India, Taiwan and China. In Korea we distribute our products through an exclusive distributor. These outside sales representatives and distributor organizations also have technical support resources. Our revenue through these indirect channels accounted for 7.7% of our total revenue in 2002, 7.9% of our total revenue in 2003 and 10.0% of our total revenue in 2004.

Competition

The functional verification market is highly competitive and is characterized by rapid technological innovation and frequently emerging new suppliers. We directly compete with large vendors of design and verification tools such as Synopsys and Mentor Graphics. We also compete with a number of smaller but significant verification tool vendors. In addition, we face competition from within our potential new customers, in the form of the in-house verification engineering teams of major systems and IC companies that use and promote their own internally-developed functional verification tools. One of our largest competitive challenges is to convince these engineering teams that our products are superior to their internal verification tools.

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

Technology, Research and Product Development

Technology

Our Specman Elite software product is the first commercial solution that provides the foundation technologies needed to automate many of the most labor intensive functional verification process. The core innovative technologies include constraint-driven test generation, data and assertion checking and functional coverage analysis. The test generator can create test data according to a series of constraints that allow for a relatively concise description of valid or even invalid input states. It will work within these constraints to automatically generate any number of test values. A relatively simple modification of selected constraints directs the generated values to focus on selected functions of the design being tested. Assertion checking allows an engineer to monitor certain events within a stated time period. The functional coverage analysis shows an engineer what functionality has or has not been exercised or tested during simulations. The engineer can modify the test constraints to direct testing at any desired function or portion of a device being tested, and the functional coverage analysis can highlight additional areas the engineer should consider. Specman offers the unique ability to specify at the chip and system level, coupled with higher levels of generation based automation to ensure quality of the complete SoC and system. This includes mechanisms to describe sequences and the ability for the constraint solver to work across multiple interfaces and generate multi-channel stimulus at the system level.

Another important technology innovation within Specman Elite is the e verification language. This specialized high level verification language, which directs the Specman Elite functions, is particularly well suited for the description of hardware behavior and its environment, including time-related and hardware function elements, as well as specific features for verification.

During 2004, Verisity added new technologies to create new levels of abstraction for project level verification management. The vManager product includes technology to control large farms of verification compute resources and analyze gigabytes of information efficiently to guide the distributed project teams towards measurable verification closure.

Our e Verification Components significantly shorten the time it takes to create a verification environment. e Verification Components are pre-verified, reusable pieces of verification code written in e. e Verification Components comprise a complete verification environment including test generation, assertions and monitors, and functional coverage. e Verification Components are configurable and extensible to satisfy each specific verification environment’s requirements.

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

The technologies acquired with Axis Systems offer a unique foundation to achieve scalable verification performance. Axis’s technology provides third generation simulation that combines all languages and required engines for hardware, embedded software and system-level verification. This includes the patented RCC (Reconfigurable Computing Compiler) that enables this third generation simulator to move from the workstation to a high performance parallel processing machine.

Research and development

Our research and development expenses were $9.2 million in 2002, $10.3 million in 2003 and $16.2 million in 2004. We expect that these costs will increase in the future as we attempt to maintain a leading technology position in the functional verification market. As of December 31, 2004, we had 109 employees engaged in research and development activities.

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

As of January 31, 2005, we have 23 patents issued in the United States and 16 patent applications on file with the USPTO. Once granted, the duration of each patent will be up to 20 years from the effective date of filing of the applications. Our earliest two issued patents can remain effective until August 7, 2017 and until February 6, 2018. Although we have no patents issued in any other jurisdiction, we have 6 patent applications filed under the Patent Cooperation Treaty process and 25 patent applications filed in Europe, Japan, Israel and other jurisdictions. These patents, if granted, will allow us to take legal action against others who may infringe on our core technologies covered by the patent claims. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that any of our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third-parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technologies or design around any of our patents.

In addition, as of January 31, 2005, we had 12 United States trademark registrations with respect to our Verisity and Sure branded products. We also had approximately 25 additional applications pending or registrations granted in various countries where we focus our sales efforts, specifically for Verisity, Specman, Specman Elite, Invisible Specman, and other important corporate names. These existing registrations, and those that may be granted in the future, will improve our ability to take legal action against others who may use these or similar marks on similar goods and services in the respective countries. However, unlike patents, in the United States and in some foreign countries we may have certain rights with respect to our trademarks even though they are not registered with the respective national trademark offices. We cannot be sure that the USPTO or other national trademark offices will issue registrations for any of our pending trademark applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

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

Employees

As of December 31, 2004, we employed 295 people, of whom 174 worked in North America, 77 worked in our Israeli facilities, 19 worked in Asia, and 25 worked in Europe. Of the North American employees, 89 were in sales and marketing, 53 were in research and development and 24 were in general and administration and 8 were in technical customer support. Our employees in Israel worked primarily in research and development. Our employees in Europe and Japan worked primarily in sales and customer support. Our employees are not represented by a collective bargaining agent, except as may be required by government legislation or regulation. We consider our relations with our employees to be good, and we will continue to strive to provide a positive working environment for our employees.

Revenue by Geographic Area

The following is a summary of revenue within geographic areas based on the location of the entity making the sales:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Revenue from sales to unaffiliated customers:
United States	$39,553	$36,984	$40,878
Israel	3,652	3,275	2,520
Europe	9,319	8,241	10,124
Japan	—	—	4,511

	$52,524	$48,500	$58,033

We do business in a single industry segment.

ITEM 2.    PROPERTIES

All of our operations are conducted in leased office facilities. Our principal executive offices in the U.S. occupy approximately 58,000 square feet and are located in Mountain View, California. These offices house substantially all of our marketing, administration, finance, customer service and support employees, sales employees and research and development team. Our lease for the Mountain View facility expires on June 30, 2009.

In addition, we lease four facilities with a total of approximately 16,200 square feet in Rosh Ha’ain, Israel, approximately 10 miles from Tel Aviv. Those facilities house a substantial portion of our research and development employees, a portion of our customer service and support team and the local sales team. The term under all four leases has been extended until February 2010. On January 31, 2005 we entered into a lease agreement which adds an additional space of 5000 square feet for a period of 58 months starting on May 1, 2005.

We also occupy an additional 3,200 square feet of office space in Westborough, Massachusetts where we maintain our East Coast operations under a lease which expires on March 31, 2006 and 3,800 square feet of office in Austin, Texas under a lease agreement which expires on December 31, 2009. In addition, we occupy less than 1,000 square feet of space in each of our small regional sales offices located in Paris and Grenoble, France; London, England; Munich, Germany; Stockholm, Sweden; Boulder, Colorado, Irvine California and Plano, Texas; each under leases for a term not exceeding one year.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S ORDINARY EQUITY AND RELATED SHAREHOLDER MATTERS

Our ordinary shares are traded on the Nasdaq National Market under the symbol “VRST”. The following table sets forth, for the periods indicated, the range of high and low sales prices for our ordinary shares as reported by the Nasdaq National Market.

	High	Low
Year ended December 31,2003:
January 1, 2003-March 31, 2003	$19.40	$7.55
April 1, 2003-June 30, 2003	$14.15	$9.15
July 1, 2003-September 30, 2003	$14.10	$10.09
October 1, 2003-December 31, 2003	$13.40	$10.93
Year ended December 31,2004:
January 1, 2004-March 31, 2004	$13.98	$8.54
April 1, 2004-June 30, 2004	$9.65	$5.20
July 1, 2004-September 30, 2004	$7.25	$4.56
October 1, 2004-December 31, 2004	$9.08	$6.32

As of January 31, 2004, there were approximately 275 holders of record of our ordinary shares.

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

In the event that we elect to declare dividends, we will pay those dividends in United States dollars to our shareholders who are not Israeli residents. Under current Israeli law, any dividends or other distributions paid in respect of our share capital may be freely paid in non-Israeli currencies at the prevailing rate of exchange, provided that Israeli income tax has been withheld or paid from any distributions. As a result, a non-Israeli resident shareholder will be subject to the risk of currency fluctuation between the date a dividend is declared and the date the dividend is paid.

Equity Compensation Plan Information

Please see Item 12 of this Form 10-K in which we incorporate by reference the Equity Compensation Plans Information from the Proxy Statement.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 2002, 2003, and 2004, and the selected consolidated balance sheet data as of December 31, 2003 and 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2000 and 2001, and the selected consolidated balance sheet data as of December 31, 2000, 2001 and 2002, are derived from our audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$14,085	$25,360	$32,612	$29,313	$33,087
Maintenance	5,739	11,374	18,318	18,103	24,113
Other services	1,675	2,003	1,594	1,084	833

Total Revenue	$21,499	$38,737	$52,524	$48,500	$58,033
License	408	561	163	140	3,088
Maintenance	1,515	1,691	2,043	2,114	2,498
Other services	569	1,180	752	573	499

Cost of revenue	2,492	3,432	2,958	2,827	6,085
Gross profit	19,007	35,305	49,566	45,673	51,948
Operating expenses:
Research and development, net	7,329	8,859	9,214	10,281	16,248
Sales and marketing	11,469	17,098	20,092	20,785	29,436
General and administrative	3,917	5,078	5,559	5,721	9,065
Non-cash charges related to equity issuances	910	776	393	176	5,165
Amortization of deferred compensation	—	—	—	—	4,117
Amortization of intangible assets	—	—	—	—	3,817

Total operating expenses	23,625	31,811	35,258	36,963	67,848

Operating income (loss)	(4,618)	3,494	14,308	8,710	(15,900)
Other income (expenses), net	210	1,454	864	712	386

Net income (loss) before income taxes	(4,408)	4,948	15,172	9,422	(15,514)
Income tax provision (benefit)	—	250	1,822	752	(5,981)

Net income (loss)	$(4,408)	$4,698	$13,350	$8,670	$(9,533)

Basic net income (loss) per share:
Basic net income (loss) per ordinary share	$(0.64)	$0.31	$0.71	$0.44	$(0.41)

Shares used in per share calculation	6,870	15,356	18,934	19,818	23,071

Diluted net income (loss) per share:
Diluted net income (loss) per ordinary share	$(0.64)	$0.24	$0.63	$0.41	$(0.41)

Shares used in per share calculation	6,870	19,632	21,254	21,363	23,071

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Cash equivalents	$18,388	$58,488	$79,509	$91,004	$54,495
Working capital	6,523	34,771	56,110	66,214	33,546
Total assets	32,287	71,838	96,417	110,544	193,109
Long term obligations	3,269	2,594	6,433	6,082	19,602
Total shareholders’ equity	5,075	34,517	52,449	63,816	105,199

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

We provide software and hardware products that automate the process of detecting flaws in the designs of electronic systems and ICs and enable our customers to deliver higher quality electronic products, accelerate time-to-market and reduce overall product development costs. We were founded in September 1995 and commenced operations in January 1996. In November 1999, we acquired SureFire Verification, Inc. by merging it into our wholly-owned subsidiary, Verisity Design, Inc., a California corporation. The SureFire acquisition was accounted for under the pooling-of-interests method.

On February 9, 2004, we completed our acquisition of Axis, a company that provides certification and simulation software/hardware solutions that enable System-on-Chip designers to verify the accuracy, optimization and functionality of integrated circuits. Axis offers a unique, third-generation simulation technology that combines all languages and required engines for hardware, embedded software and system-level verification. The acquisition will enable Verisity to create a comprehensive and highly differentiated VPA platform to exploit multiple discontinuities in the rapidly changing functional verification market.

On the Axis merger date future revenue related to firm contracts amounted to approximately $21.4 million. Of this amount, in accordance with Emerging Issues Task Force (“EITF”) No. 01-3 “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” approximately $15.3 million or 72% was permanently eliminated because the underlying obligations, primarily the delivery of software and hardware elements, had largely been met prior to the merger date. Although this purchase accounting requirement will have no impact on our business or cash flow, it will adversely impact our reported GAAP revenue and make certain measurements stated as a percentage of revenue less meaningful, particularly over the twelve months period starting on February 10, 2004 during which approximately $11.5 million of the eliminated amount was scheduled to be reported as revenue for Axis.

On January 12, 2005, we announced that we had entered into an Agreement and Plan of Merger with Cadence and Scioto River. Under the terms of the merger agreement, Scioto River will be merged with and into us and each outstanding ordinary share of Verisity will be converted into the right to receive $12.00 in cash without interest, as described in Section 1.8(a) of the merger agreement. Following the merger, we will continue as the surviving corporation, and the separate corporate existence of Scioto River shall cease. The merger is subject to approval by our shareholders at a meeting currently scheduled for March 30, 2005, and to other customary conditions. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 25, 2005.

In 1996, we released our original Specman functional verification software product. In the fourth quarter of 1998, we released Specman Elite, an enhanced version of our original Specman product and have continued to make further enhancements each year. In 2003 and 2004 we introduced further enhancements to our Specman Elite products as well as several new products and methodologies targeted at chip and system level verification and overall verification project level management. We have also introduced several other products and support programs, which enhance the use of our products in the functional verification process. Since these new products and services were introduced primarily in the latter part of 2003 and throughout 2004, we expect customers to sample them in low volume, initially before adopting them more broadly, therefore their contribution to total revenue in 2004 was modest. Please see the risk factor for the effect on our revenue if our products are not adopted.

Our sales are generally denominated in United States dollars; however, a portion of our operating expenses in international locations is denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal. However, as our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase.

Our total revenue, which consists of license revenue, maintenance revenue and other services revenue, was $52.5 million in 2002, $48.5 million in 2003 and $58.0 million in 2004. License revenue consists of fees paid by our customers to license our software and hardware products. Maintenance revenue consists of fees for support and product updates, typically for a one-year period. Other services revenue consists of training and consulting fees. Historically, we have generated the majority of our total revenue from license fees. However, as a result of our growing customer base, maintenance revenue has increased as a percent of total revenue. Sales of our Specman Elite and other functional verification class of products, as mentioned above, accounted for 100% of our license revenue in 2002, 2003 and 2004. We expect that substantially all of our revenue in 2005 will continue to be generated from sales of licenses of our functional verification products and related maintenance and other services.

Throughout all of 2002 and the first half of 2003, our customers continued to face a particulary difficult and unpredictable economic environment with respect to the end markets for their products and their overall financial health. The year 2002 marked the third consecutive year of such a protracted downturn in the economic environment for the electronics industry in which our customers compete. These uncertainties continued into 2003 and began to abate to some extent as the year progressed. The result of this prolonged uncertainty caused most customers to scrutinize carefully their R&D investments with spending decisions being delayed as long as possible and, in some cases, additional development programs being further rationalized or discontinued and many smaller companies going out of business. While the economic environment appeared to improve during the second half of 2003 and throughout 2004, our customers continued to demonstrate caution in respect to their R&D spending decisions.

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

In the first quarter of 2004, traditionally our seasonally weakest quarter, orders declined sequentially from a strong fourth quarter 2003, but were up from the first quarter of 2003 and were at parity with revenue reported in the quarter. In the second, third and fourth quarters of 2004 orders increased sequentially and from the same respective quarters of 2003 and were greater than the revenue reported in the periods, providing growth to our backlog. Orders in the fourth quarter were particularly strong resulting in the highest quarterly total to-date. Orders for time-based licenses in 2004 continued to grow as a proportion of overall orders, which generates a more ratable and somewhat slower growing revenue stream over time. We cannot predict with any certainty if forward-looking orders will continue to grow, or when and if forward-looking revenue may increase. Please see the risk factors for the effect on our revenue if our products are not adopted.

We sell our products and related maintenance and other services directly through our direct sales force and through indirect channels that include international distributors and sales representatives. Direct sales account for substantially all of our sales in North America. Revenue from sales outside North America accounted for 32.4% of our total revenue in 2002, 32.9% of our total revenue in 2003 and 34.0% of our total revenue in 2004. We believe that international markets represent a significant growth opportunity for our business and we anticipate that international revenue will increase as a percent of total revenue in the future.

As a result of our acquisition of Axis in 2004, we acquired their wholly owned subsidiary in Japan through which they sell their products directly in Japan. Verisity has always sold its VPA software products in Japan though a distributor. In the second half of 2004 we went through a transition program to transfer the sale of these products from our distributor to our subsidiary in Japan. We anticipate that beginning in 2005 we will sell all of our products directly in Japan through our subsidiary.

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

We sell our hardware system products in conjunction with high value software elements and we recognize revenue in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. Our hardware related contracts with customers generally include multi-year lease arrangements or perpetual license arrangements for software and hardware products and postcontract maintenance. Maintenance can be renewed annually at the customer’s discretion in the case of perpetual license. However, VSOE does not exist for the Company’s postcontract maintenance; therefore, product and maintenance revenue is recognized ratably in a time-based manner over the lease term or initial maintenance term in the case of perpetual license, once there are no other undelivered elements except postcontract maintenance. Revenue recognition begins when delivery has occurred and all other revenue recognition criteria have been met.

Our products are generally priced based on a perpetual or an annual time- based fee per license. Our list prices generally range from $5,000 to $50,000 per license for our software products and can range from several hundreds of thousands to several millions of dollars for our hardware products, depending on the product, license term and the capacity of the hardware product being ordered. We generally price one year of maintenance at 15% of the list price of a perpetual license. Our perpetual and time-based licenses are always sold with maintenance. Maintenance for perpetual licenses may then be separately renewed.

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

We had 295 employees as of December 31, 2004, an increase from 205 employees as of December 31, 2003.

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

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Accounting for doubtful accounts;

•	Accounting for Non-Cash Charges Related to Equity Issuances and amortization of deferred compensation;

•	Accounting for income taxes.

Revenue recognition.    For each sales arrangement, we recognize revenue when we have persuasive evidence of an arrangement, we deliver the product and the related license key or we perform the services, with no remaining obligations; the fee is fixed or determinable; and we determine that collection of the fee is probable. For perpetual licenses, once all of these conditions have been satisfied, we recognize license revenue based upon the residual method after all elements which do not have vendor-specific objective evidence (“VSOE”) of fair value have been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” as VSOE of fair value for the delivered elements does not exist. We recognize revenues from product sales through our international distributors when the distributor sells a product license to an end user.

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

Hardware system revenues are derived from sales of platform products. Due to high value software elements in these systems revenue is recognized in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. Hardware related contracts with customers generally include multi-year lease arrangements or perpetual license arrangements for software and hardware products and postcontract maintenance. Maintenance can be renewed annually at the customer’s discretion in the case of perpetual license. However, VSOE does not exist for the Company’s postcontract maintenance; therefore, product and maintenance revenue is recognized ratably in a time-based manner over the lease term or initial maintenance term in the case of perpetual licenses, once there are no other undelivered elements except postcontract maintenance. Revenue recognition begins when delivery has occurred and all other revenue recognition criteria have been met.

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

Accounting for doubtful accounts.    Our accounts receivable are mainly derived from sales to customers located primarily in North America, Europe, Israel and the Eastern Asia. We perform periodic credit evaluations of our customers’ financial condition and generally do not require them to pledge collateral or grant us a security interest in their assets to secure their payment obligation to us. As of December 31, 2003, and 2004, the allowances for doubtful accounts were $2,000 and $2,000.

Accounting for Non-Cash Charges Related to Equity Issuances and amortization of deferred compensation.    We account for employee share option grants in accordance with Accounting Principles Board (“APB”) 25 and related interpretations. Under APB 25, when the exercise price of share options granted to employees equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. We have adopted the “disclosure only” alternative described in Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” which was amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, and expands the disclosure requirements.

In 2001 and prior years we recorded deferred share compensation representing the difference between the fair value of the ordinary shares for financial reporting purposes and the exercise price of the underlying options at date of grant. These amounts were recorded as a reduction of shareholders’ equity and were amortized over the vesting period of the individual options, generally four years, using the graded vesting method. We recorded amortization of deferred share compensation with respect to these option grants of $331,000 for the year ended December 31, 2002, $125,000 for the year ended December 31, 2003, and $14,000 for the year ended December 31, 2004.

Non-cash charges related to equity issuances also include the amortization of deferred compensation associated with the Axis merger that is applicable to restricted ordinary shares and restricted share units granted to certain Axis employees as part of the merger, the intrinsic value of the unvested Axis’ options, and in respect to ordinary share proceeds retained by the Company from certain key Axis employees which are subject to vesting in connection with retention agreements. Non-cash charges related to equity issuances, with respect to Axis acquisition, were $5.1 million for the year ended December 31, 2004.

Amortization of deferred compensation associated with the retention of cash proceeds in respect to the merger was $4.1 million for the year ended December 31, 2004.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Future taxable income and/or tax planning strategies may eliminate all or a portion of the need for the valuation allowance. In the event we determine we are able to realize our deferred tax assets, an adjustment to the valuation allowance may increase income in the period such determination is made.

Under Israeli tax law, Israeli companies are generally subject to income tax at the corporate tax rate of 35% in 2004 (34% in 2005, 32% in 2006, 30% in 2007 and thereafter). However, income recognized by us from our investment programs that have been granted “approved enterprise” status is tax exempt or taxed at a lower rate for a specified period commencing on the date we exhaust any net operating loss carryforwards. These tax benefits are not available to us with respect to income of our subsidiaries. If these tax incentives are not renewed, if the tax rates applicable to us are rescinded or changed, or if tax authorities successfully challenge the manner in which profits are recognized among our subsidiaries or within specified tax jurisdictions, our worldwide effective tax rate could increase and our results of operations and cash flow could be materially harmed.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2001	2002	2003	2004
Consolidated Statement of Operations Data:
Revenue:
License	65.4%	62.1%	60.4%	57.0%
Maintenance	29.4	34.9	37.4	41.6
Other services	5.2	3.0	2.2	1.4

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License	1.4	0.3	0.3	5.3
Maintenance	4.5	3.9	4.3	4.3
Other services	3.0	1.4	1.2	0.9

Total cost of revenue	8.9	5.6	5.8	10.5
Gross profit	91.1	94.4	94.2	89.5
Operating expenses:
Research and development, net	22.9	17.5	21.2	28.0
Sales and marketing	44.2	38.3	42.8	50.7
General and administrative	13.1	10.6	11.8	15.6
Non-cash charges related to equity issuances	2.0	0.7	0.4	8.9
Amortization of deferred compensation	—	—	—	7.1
Amortization of intangible assets	—	—	—	6.6

Total operating expenses	82.2	67.1	76.2	116.9
Operating income (loss)	8.9	27.3	18.0	(27.4)

Other income (expenses), net	3.8	1.6	1.5	0.7

Net income (loss) before income taxes	12.7	28.9	19.5	(26.7)
Income tax provision (benefit)	0.6	3.5	1.6	(10.3)

Net income (loss)	12.1%	25.4%	17.9%	(16.4)%

Years Ended December 31, 2003 and 2004

Total revenue

Our total revenue increased by 19.7% from $48.5 million for the year ended December 31, 2003 to $58.0 million for the year ended December 31, 2004. This increase was attributable to approximately $5.0 million of higher sales to our existing customers and approximately $4.5 million of sales to new customers. For the year ended December 31, 2003, there were two customers, who contributed 12.2% and 11.4% of total revenue. In the year ended December 31, 2004, no customer contributed more than 10% of total revenue. Please see “Risk Factors” regarding the effect on our business if we lose such customers.

License revenue.    Our license revenue increased by 12.9% from $29.3 million for 2003 to $33.1 million for 2004. This increase resulted from an increase in revenue from time-based license revenue of $6.7 millions, partially offset by a decrease in revenue from perpetual licenses of $2.9 million. This reflects the continued shift in customers’ demand towards time-based license arrangements from perpetual licenses with such time-base revenue contributing approximately 94.4% of total license revenue in 2004. License revenue from Platform products began to contribute to total license revenue starting from the second quarter, and is primarily recognized ratably in a time-based manner.

Maintenance revenue.    Our maintenance revenue increased by 33.2% from $18.1 million for 2003 to $24.1 million for 2004. This increase was primarily attributable to the recognition of revenue from maintenance services that we sold in connection with the sale of new licenses, particularly in respect to time-based licenses, and ongoing maintenance contract obligations acquired from Axis.

Other services revenue.    Our other services revenue decreased by 23.2% from $1.1 million for 2003 to $0.8 million for 2004. This decrease was primarily attributable to less training and consulting services.

Cost of revenue

Cost of license revenue.    Cost of license revenue consists of costs of software licenses, components and assembly of hardware systems and is recognized in the same manner as the underlying product revenue. Our cost of license revenue increased 2105% from $140,000 for 2003 to $3.1 million for 2004. This increase is primarily attributable to components and assembly costs related to the sales of hardware products in 2004, stemming from our acquisition of Axis. As a percent of license revenue, the cost of license revenue was 0.5% for 2003 and 9.3% for 2004. We expect that the absolute dollar amount of the cost of license revenue will increase over the next 12 months if the sale of licensed software products continues to increase.

Cost of maintenance revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers. Our cost of maintenance revenue increased 18.2% from $2.1 million for 2003 to $2.5 million for 2004. This increase was primarily attributable to increased technical customer support personnel to provide the required levels of support to a growing customer base and portfolio of products and technologies. As a percent of maintenance revenue, the cost of this revenue decreased from 11.7% for 2003 to 10.4% for 2004. This decrease was primarily due to the increase in maintenance revenue in 2004. We expect that the absolute dollar amount of the cost of maintenance revenue will continue to increase in the next 12 months.

Cost of other services revenue.    Cost of other services revenue consists primarily of internal and contracted personnel and other expenses related to providing training and consulting services to our customers. Our cost of other services revenue decreased 12.9% from $573,000 for 2003 to $499,000 for 2004. This decrease was primarily attributable to the decrease in externally contracted training services. As a percent of other services revenue, the cost of this revenue increased from 52.9% for 2003 to 59.9% for 2004.

Operating expenses

Research and development.    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and depreciation from computer equipment used in our product and technology development. Our research and development expenses increased 58.0% from $10.3 million for 2003 to $16.2 million for 2004. This increase was primarily related to the inclusion of engineering personnel acquired from Axis for the period beginning on February 10, 2004, and to a lesser extent attributable to the number of developers employed in the continuing enhancement and integration of our software and hardware products. As a percent of total revenue, research and development expenses increased from 21.2% for 2003 to 28.0% for 2004. This increase as a percent of revenues is attributable to proportionately lower revenue for platform products for the period beginning February 10, 2004 due to the purchase accounting effects on revenue and to a lesser extent the addition of personnel acquired from Axis and newly hired developers working on the enhancement and integration of products. We believe that significant investment in research and development has been and will continue to be required to develop new products and enhance existing products to allow us to further penetrate our target markets. Furthermore, we expect to increase research and development expenses directly related to the integration of certain of our technologies with technologies recently acquired with Axis to create new products that will significantly broaden our VPA platform and allow us to address much larger target markets. We therefore anticipate that the absolute dollar amount of research and development expenses will increase in the future.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel for sales and marketing personnel and promotional and advertising costs. Our sales and marketing expenses increased 41.6% from $20.8 million for 2003 to $29.4 million for 2004. This increase is primarily attributable to the integration of Axis’s sales and marketing resources with Verisity beginning February 10, 2004. As a percent of total revenue, sales and marketing expenses increased from 42.9% for 2003 to 50.7% for 2004. This increase as a percent of revenues is primarily attributable to proportionately lower revenue for platform products in the period beginning February 10, 2004 due to the purchase accounting effects on revenue. We expect sales and marketing expenses to increase as we expand our geographic reach, hire additional personnel and increase technical sales personnel in support of new products that we will introduce as a result of integrating Verisity and Axis technologies.

General and administrative.    General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, legal, human resources, investor relations and finance personnel, facilities, insurance and professional services fees. Our general and administrative expenses increased 58.5% from $5.7 million for 2003 to $9.1 million for 2004. This increase is primarily attributable to the inclusion of Axis’s expenses for the period beginning on February 10, 2004, and to increased expenses associated with preparing to meet new public reporting requirements, primarily as a result of the Sarbanes-Oxley Act. As a percent of total revenue, general and administrative expenses increased from 11.8% for 2003 to 15.6% for 2004. This increase as a percent of revenues is attributable to proportionately lower revenue for platform products in the period beginning February 10, 2004 due to the purchase accounting effects on reportable revenue and to a lesser extent the addition of personnel acquired from Axis and incremental costs of meeting new public reporting requirements. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting, and reporting in accordance with Section 404 of the Sarbanes-Oxley Act, investor relations programs and insurance.

Non-cash charges related to equity issuance, amortization of deferred compensation and amortization of intangible assets.    Non-cash charges related to equity issuances reflect the amortization of the deferred share-based compensation, representing the difference between the fair value of the ordinary shares and the exercise price of the underlying options. Non-cash charges related to equity issuances also include the amortization of deferred compensation associated with the Axis merger that is applicable to restricted ordinary shares and restricted share units granted to certain Axis employees as part of the merger, the intrinsic value of the unvested Axis’ options, and in respect to ordinary share proceeds retained by the Company from certain key Axis employees which are subject to vesting in connection with retention agreements. Non-cash charges related to equity issuances were $176,000 for 2003 and $5.2 million for 2004. Amortization of deferred compensation associated with the retention of cash proceeds in respect to the merger was $4.1 million for 2004. Amortization of intangible assets associated with the merger was $3.8 million for 2004.

Interest income, interest expenses and other income, net

Interest income, interest expenses and other income, net consists of interest income on our cash and cash equivalents, net of interest expense on our obligations under capital leases and other miscellaneous expenses. Our interest income, interest expenses and other income, net decreased from $712,000 for 2003 to $386,000 for 2004. This net decrease was primarily due to foreign exchange differences and to lower interest income earned from lower balances of cash and cash equivalent due to the cash payment to Axis’ stockholders in connection with the merger.

Income taxes

We recorded an income tax benefit of $6.0 million in 2004, and an income tax provision of $752,000 in 2003. The income tax benefit for 2004 is primarily due to a tax benefit from current operating losses in the U.S. offset by income and withholding taxes in other jurisdictions. The provision for income taxes in 2003 is primarily due to income taxes in jurisdictions other than Israel and various withholding taxes.

As of December 31, 2003 and 2004, we had approximately $9.2 million and $17.7 million of US federal net operating loss carryforwards, respectively. These United States federal net operating loss carryforwards expire between the years 2012 and 2024. As of December 31, 2004 we had $1,900,000 of US federal research and development credit, and $1.1 million of state research and development credit. These US federal research and development credit will begin to expire in 2010; the state research and development credit have no expiration date. The amount of net operating losses and credits that we can utilize may be limited under tax regulations in some circumstances including acquisition activities.

As of December 31, 2004, the Company had deferred tax assets of approximately $13.0 million. The Company has evaluated the need for a valuation allowance for the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2004, the Company had no ability to realize its U.S federal and state deferred tax assets through carrybacks or available tax planning strategies for Verisity and has therefore recorded a valuation allowance on these assets.

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

Other services revenue.    Our other services revenue decreased by 32.0% from $1.6 million for 2002 to $1.1 million for 2003. This decrease was primarily attributable to fewer training services being requested by our customers, which we believe resulted from customers’ reduced training budgets and a larger population of trained and knowledgeable users at our customers’ base.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private sale of convertible preferred shares and a public offering of ordinary shares. We have also financed our operations through the sale of ordinary shares pursuant to our equity incentive plans, equipment financing and cash generated from the sale of our products and services. As of December 31, 2004, we had cash and cash equivalents of $54.5 million, an accumulated deficit of $4.8 million and working capital of $33.5 million.

Net cash provided by operating activities was $18.1 million, $11.1 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. Cash provided by operating activities in 2002 was primarily attributable to net income, and increases in deferred revenues and other liabilities and accrued compensation, partially offset by an increase in accounts receivable. Cash provided by operating activities in 2003 was primarily attributable to net income, and increases in deferred revenue and other liabilities and accrued compensation. Cash provided by operating activities in 2004 resulted primarily from the net loss, offset by non-cash charges associated with the merger and, in addition, net changes in balance sheet accounts, primarily deferred revenues, deferred taxes and accounts receivable.

Deferred revenues result from the billing and collection of fees from our customers for the purchase of license and maintenance services for which we have not yet recognized revenue. We will recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy and in accordance with accounting principles generally accepted in the United States. The long-term portion of deferred revenues reflects revenues that will be recognized more than 12 months in the future due to customers with license agreements or maintenance terms in excess of 12 months, and for which we already received the cash payments or expect to receive it in connection with a current account receivable. In addition, certain of our software agreements require the staggered delivery of licenses over a period of time, some of which are in excess of 12 months in the future.

Net cash used in investing activities was $1.0 million for the year ended December 31, 2002, $2.1 million for the year ended December 31, 2003, and $40.0 million for the year ended December 31, 2004. These investments in 2002 and 2003 were primarily for purchases of new computers, equipment and furniture as we expanded operations. Net Cash used in investing activities in 2004 was primarily attributable to the cash used in the acquisition of Axis for $37.0 million, net of the cash acquired plus approximately $3.0 million for the purchase of equipment and furnishings.

Net cash provided by financing activities was $4.0 million, $2.6 million and $2.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. Net cash provided by financing activities for all periods resulted primarily from the exercise of share options by employees and the purchase of shares under our equity incentives plans.

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

We used $40.6 million of our cash balances to complete our acquisition of Axis Systems on February 9, 2004. However, we believe that cash flow from operations together with our current cash and cash equivalents will be sufficient to meet our operating requirements for at least the next 12 months, including increased operating expenses and purchases of property and equipment as described elsewhere in this Form 10-K. See also Note 14, Subsequent events.

We are party to an agreement and plan of merger with Cadence Design Systems, Inc., pursuant to which Cadence has agreed to acquire us. If this transaction is not completed, we may decide to engage in acquisitions or investments in the next 12 months to an extent that could require additional financial resources. In that case, we may be required to raise additional financing through public or private financings, strategic relationships or other arrangements. However, we cannot be certain that this funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.

Our future minimum payments under noncancelable operating and capital lease agreements at December 31, 2004 were as follows (in thousands):

Leases
Year ending December 31:
2005	$1,831
2006	1,689
2007	1,646
2008	1,611
2009	981
2010	44

$7,802

On January 31, 2005 the Company signed a lease agreement for additional 5000 square foot office space in its Israeli offices for a period of 58 months that starts on May 1, 2005. In addition we extended the lease agreement for the current office space in its Israeli offices for a period of 60 months that starts on March 1, 2005.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in Israel, and also in North America, and sell those products primarily in North America, Israel, Europe and the Eastern Asia. Our sales outside North America were 32.9% of our total revenue in 2003 and 34.0% in 2004. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As substantially all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.

We incur expenses denominated in the local currencies in Israel, Japan and Europe. As exchange rates vary, these expenses, when translated into United States dollars, may vary from expectations and adversely affect overall profitability.

As of December 31, 2004, the Company has one outstanding forward contract to hedge a receivable to be paid in Japanese yen. The notional value of the contract is $8.5 million, and the contract expires on March 22, 2005. The contract subjects us to risk of accounting gains and losses; however, the gains and losses on the contract offsets gains and losses on the liability being hedged. The bank counterparty to this contract exposes us to credit-related losses in the event of nonperformance; however, the counterparty is a major financial institution and we expect it to be able to perform its obligations under the contract. We do not speculate with currency hedging instruments.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We maintain a conservative investment policy, which intends to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents as of December 31, 2004, consist primarily of short-term U.S. government securities, corporate bonds, demand deposits and money market funds held by institutions in the United States.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the third quarter of our fiscal year 2005.

Risk Factors

We acquired Axis System in February 2004, and may seek to expand our business through other acquisitions or through joint ventures in the future that could result in diversion of resources and extra expenses, disrupt our business and harm our financial results and financial condition.

We completed our acquisition of SureFire Verification, Inc., in November 1999 and our acquisition of Axis in February 2004. Cadence Design Systems and Synopsys each acquired their functional verification products by acquiring smaller companies that originally developed those products. There are many companies developing point solutions that are complementary to Verisity and consolidation is a common outcome of new technology development in the electronic design automation industry. We may in the future decide to pursue acquisitions of businesses, products and technologies or establish joint venture arrangements, which could expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology, service or product could divert our management’s time and significantly disrupt our business.

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

We may not realize all the benefits of our acquisition of Axis or of any other companies we acquire in the future. Acquisitions could result in:

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

We expect our quarterly operating results to fluctuate significantly due to a variety of factors, many of which are outside of our control. Our revenue is difficult to predict and may fluctuate significantly from period-to-period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are relatively fixed in the short term. As an example, our research and development and sales and marketing expenses together accounted for more than 80% of our total operating expenses in 2002, 2003 and 2004. As a result, if our revenue is below expectations in any quarter, the negative effect may be magnified by our inability to adjust our spending on these activities in a timely manner to offset the revenue shortfall.

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

We may not be able to gain GAAP profitability, which may cause the market price of our ordinary shares to decline.

We expect to continue to incur additional operating expenses resulting primarily from research and development, sales and marketing, possible strategic acquisitions and general and administrative activities. As a result, we will need to generate significant revenue to sustain profitability. We may not be able to gain GAAP profitability in the future. We anticipate that our expenses will increase substantially in the next 12 months as we:

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

Any failure to significantly increase our revenue as we implement our product and distribution strategies could also harm our ability to gain GAAP profitability and could negatively impact the market price of our ordinary shares. In addition, if we do not attain or gain GAAP profitability in the future, we may be unable to continue our operations.

We compete in a market with rapidly evolving technologies and product innovations, and our products are based on new technologies that may not be accepted by potential customers.

We compete in markets that are characterized by rapid technological changes, frequent new product introductions and innovations, uncertain product life cycles and changes in customer demands. For example, in these markets there could quickly emerge and gain acceptance a new functional verification technology that does not rely on the use of software simulation of system, IC or IP core designs, which is the approach to functional verification supported by our current suite of products. Our future success will likely depend on our ability to respond to these factors, in part by financing and managing the significant research and development investment that is often required to develop new generations of our functional verification technologies and introduce these product innovations to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, our products may become obsolete and we may be unable to retain existing customers or attract or retain new ones. Even if we are successful in financing and managing a significant investment of our resources in product and technology innovations, such as our proprietary functional verification language called e, the industry may not accept or adopt them. The enhancement to our Specman Elite products and other products and services we released in 2004 may not be broadly adopted by customers. Therefore, any enhancements or new generations of the technologies and products that we develop or acquire may not generate any revenue, or revenue in excess of the costs of development or acquisition.

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

The adoption and continued use of our functional verification products by companies that design and sell systems and ICs, known as systems and IC companies, is important to our continued success. If the market for functional verification products fails to grow or grows more slowly than we currently anticipate, our business, financial condition and results of operations could be seriously harmed. Our ability to reach sustained revenue growth and gain profitability in the future will likely depend on the continued development of this market and, to a large extent, on the continued growth in demand for communications and other electronic systems that incorporate complex systems and ICs.

We believe that broad market acceptance of our functional verification products will depend on several factors, including the ability to significantly enhance the productivity of functional verification, ease of use, interoperability with third-party vendors’ design automation and functional verification products, our customer’s assessment of our financial resources and our technical, managerial, service and support expertise, price and our customers’ financial condition. The enhancement to our Specman Elite products and other products and services we released in 2004 may not be broadly adopted by companies that design and sell systems and ICs.

Our revenue may decline substantially if our existing customers do not continue to purchase additional licenses or renew maintenance for our products.

We rely on the sale of additional licenses to, as well as the renewal of annual maintenance by, our existing customers. Additional revenue from our existing customers represented more than 90% of our total revenue in 2004. Even if we are successful in selling our products to new customers, if we fail to sell additional licenses for our products to our existing customers or if they fail to renew their annual maintenance agreements, we could experience a material decline in revenue. None of our current customers is obligated to license new or future generations of our functional verification products.

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

Specman Elite and our other related functional verification products and related maintenance and other services have accounted for approximately 100% of our revenue in each of the past nine fiscal years. We expect that these products and related maintenance and other services will continue to account for substantially all of our revenue in the foreseeable future. If this class of products fails to meet customer expectations so as to satisfy market demand, our business, financial condition and results of operations will suffer more than they would have if we offered a more diversified line of products.

Our customer base is concentrated, and the loss of one or more of our customers could harm our financial condition, results of operation and business.

We derive a significant portion of our revenue from large orders placed by a relatively small number of customers. For example, our three largest customers in 2002, 2003 and 2004 together accounted for 24.9%, 28.7% and 24.8% of our total revenue in those years, respectively. In the year ended December 31, 2003 two customers contributed 12.2% and 11.4% of total revenue. In the year ended December 31, 2004 no customer contributed more than 10% of total revenue. The loss of one or more of these customers could significantly affect our revenue and cause our ordinary share price to decline.

We depend on our strategic marketing and sales relationships with influential semiconductor companies and independent IP core providers as well as with vendors of complementary products, and if these relationships suffer, we may have difficulty introducing and selling our products and our revenue would decline.

We believe that our success in proliferating our products within our target markets will depend in part on our ability to leverage the marketing and sales channels outside of our organization, through a variety of strategic programs and alliances that we have initiated. We believe our relationships with influential semiconductor companies and independent IP core providers, as well as complementary product vendors, are important in order to validate our technology, facilitate broad market acceptance of our products and enhance our sales, marketing and distribution capabilities. If we are unable to maintain and enhance these existing relationships and develop a similar relationship with other influential companies in our industry, we may have greater difficulty in selling our products or we may not be able to make our products interoperable with complementary design and functional verification products. In some cases these complementary product vendors, such as Cadence Design Systems and Synopsys also offer functional verification software products that in some circumstances are competitive with our products. Because of this they may elect to no longer work with us in our strategic programs or cooperate with our efforts to make our products interoperable with their products. Either of these developments could harm our business and financial prospects.

We depend on a limited number of key personnel, particularly our chief executive officer and our chief technology officer, who would be difficult to replace, and if we lose the services of these individuals or cannot hire additional qualified personnel, our business will likely be harmed.

Our success largely depends on the managerial and technical skills of key technical, sales and management personnel. In particular, our business and operations are substantially dependent on the performance of Moshe Gavrielov, our chief executive officer, and Yoav Hollander, our chief technical officer. If Mr. Gavrielov or Mr. Hollander were to leave or become unable to perform services for us, our business would likely be harmed.

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

As we continue to increase the scope of our operations, our headcount continues to grow. Our total number of employees increased from 205 as of December 31, 2003, to 295 as of December 31, 2004. Our productivity, the quality of our products and our customer support may be seriously harmed if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will grow at a sufficient rate to absorb the costs associated with a larger overall headcount, as well as training and recruiting expenses.

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

In order to significantly penetrate international markets, we plan to expand our international sales efforts. As we expand our direct international sales organization, we will incur higher personnel costs that may not result in additional revenue. To the extent we rely on independent sales representatives and distributors to expand our international sales channels, we will be exposed to the risk that our revenue may decline if they do not continue to distribute our products. Even if we increase our revenue by increasing international sales, we may not realize corresponding growth in operating margins, due to the higher costs of these sales. Our revenue from customers outside North America represented 32.4% of our total revenue in 2002, 32.9% of our total revenue in 2003 and 34.0% of our total revenue in 2004.

We may not be able to increase our revenue at rates that meet the expectations of investment analysts and others, which may cause the market price of our ordinary shares to decline.

We may not be able to exceed or maintain our historical rates of revenue growth in 2005 or in the future. As our revenue base grows larger, it will be difficult to maintain high percentage increases over time.

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

Our patents, copyrights, trademarks, trade secrets and similar intellectual property are critical to our success. We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, copyright and trade secret laws to protect our proprietary rights. As of January 31, 2005, the United States Patent and Trademark Office, known as the USPTO, has granted 23 of our patents on various aspects of our technology. We have an additional 16 pending United States patent applications, 6 patent applications filed under the Patent Cooperation Treaty process and 25 patent applications filed in Europe, Japan, Israel and other jurisdictions. We face the risks that our patent applications may not be allowed, that any patents we hold may be challenged, invalidated or circumvented, and that any claims allowed from our patents will not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of foreign countries may not adequately protect our intellectual property as well as the laws of the United States.

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

We have structured our operations in a manner designed to enable us, if we attain profitability, to benefit from tax incentives and lower income tax rates extended by some countries to encourage investment. If these tax incentives are not renewed upon expiration, if the tax rates applicable to us are rescinded or changed, or if tax authorities successfully challenge the manner in which profits are recognized among our subsidiaries, our taxes would increase and our results of operations, cash flow and debt service ability would be adversely affected. Some of the employees of our United States subsidiary serve as members of our management team. We nevertheless believe that any profits we may generate from our Israeli operations will not be sufficiently connected to the United States to give rise to United States federal or state taxation. However, we cannot be certain that this will be the case, and if the United States federal or state tax authorities were to determine otherwise, such that our Israeli profits become subject to United States federal or state income taxes, our worldwide effective tax rate could increase and our results of operations, cash flow and debt service ability could be materially harmed. The expansion of our operations in North America, Asia and Europe may increase our worldwide effective tax rate.

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

Because our revenue is mainly generated in United States dollars and a significant portion of our expenses are incurred in new Israeli shekels and to a lesser extent Japanese and European currencies, our results of operations may be materially harmed by inflation and currency fluctuations.

We generate most of our revenue in United States dollars or other currencies linked to the dollar, but we incur a significant portion of our expenses, principally salaries and related personnel expenses, in shekels and to a lesser extent European currencies and Japanese yen. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the shekel in relation to the dollar or that the timing of any devaluation may lag behind inflation in Israel. If the dollar costs of our operations in Israel, Japan or Europe increase, our dollar-measured results of operation would be materially harmed.

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

The price at which our ordinary shares trade has been and is likely to continue to be volatile. The stock market from time to time experiences significant price and volume fluctuations that affect the market prices of securities, particularly securities of technology and computer software companies. As a result, investors may experience a significant decline in the market price of our ordinary shares, regardless of our operating performance. Price declines in our stock could result from many factors outside of our control, including:

•	announcements by us or our competitors of financial results, acquisitions, new products or technological innovations or strategic transactions;

•	announcements by our customers of poor financial results, layoffs or discontinuance of business programs or segments.

•	disputes concerning patents or other proprietary rights;

•	political conditions, particularly in Israel

•	Sales of shares by former stockholders of Axis that were issued in our acquisition of Axis Systems, and any sales of shares issued in future acquisition; and

•	general market conditions.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type, regardless of its merit, is often extremely expensive and diverts management’s attention and resources.

Failure to complete our proposed acquisition by Cadence could negatively impact our stock price and future business and operations.

If the acquisition by Cadence is not completed for any reason, we may be subject to a number of material risks, including the following:

•	if the merger agreement is terminated, we may be required in specific circumstances to pay a termination fee of $11,350,000 to Cadence and reimburse up to $1 million of Cadence’s costs, fees and expenses, although the aggregate reimbursement amount plus the amount of the termination fee may not exceed $12,136,000;

•	the price of our ordinary shares may decline to the extent that the current market price of the ordinary shares reflects an assumption that the acquisition will be completed, and

•	we must nonetheless pay our expenses related to the acquisition, which could affect our results of operations and cash liquidity and potentially our stock price.

Some customers may, in response to the announcement of the merger, delay or defer purchasing decisions, which could affect our revenues. Similarly, current and prospective employees may experience uncertainty about their future role with Cadence until Cadence’s strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key management, research and development, sales and marketing and other personnel.

Further, if the merger agreement is terminated and our board of directors determines to seek another business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the acquisition by Cadence.

Recently enacted and proposed regulatory changes may cause us to incur increased costs

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional Sales, Marketing and G&A expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-28 of this report.

Selected Quarterly Results of Operations

The following table presents our consolidated operating results for each of the eight quarters in the period from January 1, 2003 through December 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements an the related notes appearing elsewhere in this Form 10-K.

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

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
License	$6,966	$7,605	$7,422	$7,320	$5,885	$7,816	$8,579	$10,807
Maintenance	4,504	4,597	4,321	4,681	4,967	5,671	6,717	6,758
Other services	227	301	297	259	190	214	223	206

Total revenue	11,697	12,503	12,040	12,260	11,042	13,701	15,519	17,771
Cost of revenue:
License	35	38	24	43	154	727	935	1,272
Maintenance	545	554	510	505	659	482	630	727
Other services	118	167	116	172	125	121	135	118

Total cost of revenue	698	759	650	720	938	1,330	1,700	2,117
Gross profit	10,999	11,744	11,390	11,540	10,104	12,371	13,819	15,654
Operating expenses:
Research and development, net	2,599	2,626	2,479	2,577	3,463	4,231	4,205	4,349
Sales and marketing	5,172	5,400	5,061	5,152	6,457	7,236	7,261	8,482
General and administrative	1,390	1,458	1,448	1,425	1,844	2,110	2,380	2,731
Non-cash charges related to equity issuances	(34)	66	128	16	768	1,217	2,286	894
Amortization of deferred compensation	—	—	—	—	569	854	2,113	581
Amortization of intangible assets	—	—	—	—	694	1,041	1,041	1,041

Total operating expenses	9,127	9,550	9,116	9,170	13,795	16,689	19,286	18,078

Operating income (loss)	1,872	2,194	2,274	2,370	(3,691)	(4,318)	(5,467)	(2,424)
Other income (expenses), net	167	183	185	177	103	115	(93)	261

Net income (loss) before income taxes	2,039	2,377	2,459	2,547	(3,588)	(4,203)	(5,560)	(2,163)
Income tax provision (benefit)	162	190	196	204	(1,376)	(1,753)	(2,273)	(579)

Net income (loss)	$1,877	$2,187	$2,263	$2,343	$(2,212)	$(2,450)	$(3,287)	$(1,584)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are sufficiently effective to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K. There were no changes in our internal controls over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managements and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting, because of its inherent limitations, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Moshe Gavrielov, Chief Executive Officer

Charles A. Alvarez, Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting

This Report is included on page F-3 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION.

None.

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

We have revised our Insider Trading Policy to allow our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, written programs that permit automatic trading of our shares by an independent party (such as an investment bank). As of December 2004, all our officers had adopted Rule 10b5-1 trading plans. We believe that our directors and officers may establish or extend such programs.

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

ITEM 14.    PRINCIPLE ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the section captioned “Principle Accountant Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

A.1)  Financial Statements and report of Independent Registered Public Accounting Firm

A.2)  Financial Statements Schedules

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

B)  Report on Form 8-K filed in the fourth quarter of 2004

None.

C)  Exhibits

EXHIBIT INDEX

Number	Description

2.1(6)	Agreement and Plan of Merger, dated as December 11, 2003 among Verisity Ltd., Atlas Acquisition Corp., Summit Ventures V1-A,L.P. and Axis Systems Inc.

2.2(9)	Agreement and a plan of merger dated January 12, 2005 among Cadence Design Systems Inc., Verisity Ltd, and Scioto River Ltd.

3.1(1)	Articles of Association, as amended.

3.2(1)	Amendment to the Articles of Association

3.3(7)	Form of Amended and Restated Articles of Association.

3.4(1)	Memorandum of Association, as amended.

4.1(1)	Form of Share Certificate.

10.2(1)	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Verisity Design, Inc., dated as of December 31, 1998.

10.3(1)	Unconditional Guaranty (Verisity Ltd.) dated as of December 31, 1998.

10.5(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated as of October 1, 1999.

10.6(1)	Rental Agreement by and between Verisity Design, EURL and IOM Business Center GmbH, dated May 8, 2000.

Number	Description

10.7(1)	License by and between Chancery Court Business Center Ltd. And Verisity Design, EURL, effective as of August 1, 2000.

10.8(1)	Office Services Agreement by and between Verisity Design, EURL and Vantas, effective as of November 1, 1999.

10.9(1)	Domiciliation Agreement by and between Verisity Design, EURL and “BURO Club,” dated May 11, 1999.

10.10(8)	East Evelyn Lease by and between SFERS Real Estate Corp. U, a Delaware corporation and Verisity Design, Inc., dated April 14, 2004.

10.12(2)	Lease Agreement dated as of November 28, 2000, by and between W9/TIB Real Estate Limited Partnership and Verisity Design, Inc.

10.13(1)	Office Service Agreement effective as of October 1, 2000 by and between Austin Mopac d/b/a/ Vantos and Verisity Design, Inc.

10.14(1)	Office Service Agreement dated as of November 8, 1999 by and between Plano Executive Suite, Inc. d/b/a HQ Plano, Managing Partner and Verisity Design, Inc.

10.16(1)	International Distributor Agreement by and between Verisity Design, Inc. and Cybertec Yugen Kaisha, effective as of January 1, 1999.

10.18(1)	Employment Agreement effective as of October 26, 1999 by and between Verisity Design, Inc. and Michael McNamara.

10.19(1)	Employment Agreement effective as of March 23, 1998 by and among Verisity Ltd., Verisity Design, Inc. and Moshe Gavrielov.

10.21(1)	Form Software License Agreement.

10.24(1)	Stock Option Agreement effective as of December 1, 1999 by and between Verisity Ltd. and Moshe Gavrielov.

10.25(8)	2000 U.S. Share Incentive Plan, Amended and Restated dated May 27, 2004.

10.26(1)	Verisity Ltd. 1999 Israeli Share Option Plan and form of Option Agreement for 1999 Israeli Share Option Plan.

10.27(1)	Verisity Ltd. 1999 Share Incentive Plan and form of Option Agreement for 1999 Share Incentive Plan.

10.28(1)	Sub-Plan for the Issuance of Options to the Company’s Employees created within the framework of the 1997 Israel Share and Option Incentive Plan and form of Option Agreement for Sub-Plan.

10.29(1)	1997 Israel Share and Stock Option Incentive Plan.

10.30(1)	1996 U.S. Stock Option Plan, as amended October 1999, form of Option Agreement for 1996 U.S. Stock Option Plan and form of Amended Option Agreement.

10.31(1)	Verisity Ltd. 2000 Employee Share Purchase Plan.

10.32(1)	Amendment to Amended and Restated Investor Rights Agreement dated as of July 21, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.33(1)	Amended and Restated Investors Rights Agreement dated as of February 26, 1999 by and among Verisity Ltd., Yoav Hollander, Avishai Silvershatz, Moshe Gavrielov and certain investors.

10.34(1)	Technology Exchange Agreement, Addendum to Software License and Volume Purchase Agreement effective as of January 1, 2000 by and between LSI Logic Corporation and Verisity Design, Inc.

10.35(1)	Software License and Volume Purchase Agreement effective as of December 11, 1998 by and between Verisity Design, Inc. and LSI Logic Corporation.

10.36(1)	Software License Agreement by and between Intel Corporation and Verisity Design, Inc., effective as of January 18, 1999.

Number	Description

10.37(1)	Amendment No. 1 to Software and Related Services Agreement, effective as of May 5, 2000 and Intel Corporation Purchase Agreement, Software and Related Services, by and between Intel Corporation and Verisity Design, Inc., effective as of June 21, 1999.

10.38(1)	Verisity Ltd. 2000 Israeli Share Option Plan and form of Option Agreement for 2000 Israeli Share Option Plan.

10.39(1)	Verisity Ltd. 2000 Directed Share Plan.

10.41(1)	First Amendment to Verisity Ltd. 1999 Israeli Share Option Plan.

10.42(1)	First Amendment to Verisity Ltd. 2000 Employee Share Purchase Plan.

10.43(2)	Sublease Agreement dated as of February 20, 2002, between Lakewood Property Trust, I/O of Austin Inc. and Verisity Design, Inc.

10.45(8)	Verisity Ltd. 2000 Employee Share Purchase Plan Amended and Restated May 27, 2004.

10.46(8)	Verisity Ltd. 2000 Israeli Share Option Plan, May 2004 amendment.

10.48(9)	Severance benefits agreement dated January 12, 2005 between Verisity Ltd. and Charles Alvarez, its senior vice president of finance and administration, chief financial officer and secretary.

10.49(9)	Letter agreement dated January 12, 2005 between Verisity Ltd. and David Larwood, its general counsel.

10.50	Lease Agreement dated as of January 31, 2005 by and between Luki, Construction and Development Ltd. and Verisity Ltd.

21.1(7)	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18.U.S.C. Section 1350 for the current period, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the like-numbered exhibit filed with the Registrant’s registration statement on Form S-1 (No. 333-45440) filed on September 8, 2000, as subsequently amended.
(2)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 26, 2002.
(3)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 21, 2003.
(4)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on May 13, 2003.
(5)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on November 10, 2003.
(6)	Incorporated by reference from the like-numbered exhibit filed with the current report on Form 8-K (No. 000-32417) filed on December 12, 2003.
(7)	Incorporated by reference from the like-numbered exhibit filed with the annual report on Form 10-K (No. 000-32417) filed on March 12, 2004.
(8)	Incorporated by reference from the like-numbered exhibit filed with the quarterly report on Form 10-Q (No. 000-32417) filed on August 6, 2004.
(9)	Incorporated by reference from the exhibit filed with the current report on Form 8-K (No. 000-32417) filed on January 12, 2005.

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

Signature	Title(s)	Date

/s/ MOSHE GAVRIELOV Moshe Gavrielov	Chief Executive Officer and Director	March 11, 2005

/s/ YOAV HOLLANDER Yoav Hollander	Chief Technical Officer and Director	March 11, 2005

/s/ CHARLES ALVAREZ Charles Alvarez	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary	March 11, 2005

/s/ MICHAEL MCNAMARA Michael McNamara	Senior Vice President of Technology and Director	March 11, 2005

/s/ DOUGLAS FAIRBAIRN Douglas Fairbairn	Director, Chairman of the Board	March 11, 2005

/s/ TALI ABEN Tali Aben	Director	March 11, 2005

/s/ DOUGLAS NORBY Douglas Norby	Director	March 11, 2005

/s/ ZOHAR ZISAPEL Zohar Zisapel	Director	March 11, 2005

/s/ UZI SASSON Uzi Sasson	Director	March 11, 2005

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERISITY LTD.

By:	/s/ MOSHE GAVRIELOV
Moshe Gavrielov Chief Executive Officer

Date:  March 11, 2005

VERISITY LTD.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENTS

The Board of Directors and Shareholders

Verisity Ltd.

We have audited the accompanying consolidated balance sheets of Verisity Ltd. as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verisity Ltd. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Verisity Ltd.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California

March 9, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Verisity Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Verisity Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Verisity Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Verisity Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Verisity Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Verisity Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Palo Alto, California

March 9, 2005

VERISITY LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$91,004	$54,495
Accounts receivable, net of allowance for doubtful accounts of $2 and $2 as of December 31, 2003 and 2004, respectively	11,444	29,939
Inventory	—	3,272
Prepaid expenses and other current assets	4,412	13,921

Total current assets	106,860	101,627
Property and equipment, net	3,298	5,661
Other assets	386	1,118
Unbilled receivables	—	3,503
Deferred compensation, net	—	1,820
Intangible assets, net	—	16,203
Goodwill	—	62,976

Total assets	$110,544	$192,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$1,973
Accrued compensation	4,827	8,469
Deferred revenues	27,791	42,831
Other current liabilities	6,851	14,834

Total current liabilities	40,646	68,107
Long-term portion of deferred revenues	5,601	8,321
Long-term deferred taxes	—	10,429
Other long-term liabilities	481	852

Commitments and Contingencies

Shareholders’ equity:
Special preferred shares, par value NIS 0.01;5,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2004	—	—
Ordinary shares, par value NIS 0.01; 95,000,000 shares authorized at December 31, 2003 and 2004; 20,356,047 and 24,027,344 shares issued and outstanding at December 31, 2003 and 2004, respectively;	59,122	112,687
Deferred share compensation	(14)	(2,663)
Retained earnings (accumulated deficit)	4,708	(4,825)

Total shareholders’ equity	63,816	105,199

Total liabilities and shareholders’ equity	$110,544	$192,908

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2003	2004
Revenue:
License	$32,612	$29,313	$33,087
Maintenance	18,318	18,103	24,113
Other services	1,594	1,084	833

Total revenue	52,524	48,500	58,033
Cost of revenue:
License	163	140	3,088
Maintenance	2,043	2,114	2,498
Other services	752	573	499

Total cost of revenue	2,958	2,827	6,085

Gross profit	49,566	45,673	51,948

Operating expenses:
Research and development	9,214	10,281	16,248
Sales and marketing	20,092	20,785	29,436
General and administrative	5,559	5,721	9,065
Non-cash charges related to equity issuances	393	176	5,165
Amortization of deferred compensation	—	—	4,117
Amortization of intangible assets	—	—	3,817

Total operating expenses	35,258	36,963	67,848

Operating income (loss)	14,308	8,710	(15,900)
Interest income	904	801	611
Interest expense and other income, net	(40)	(89)	(225)

Net income (loss) before income taxes	15,172	9,422	(15,514)
Income tax provision (benefit)	1,822	752	(5,981)

Net income (loss)	$13,350	$8,670	$(9,533)

Basic net income (loss) per share:
Basic net income (loss) per ordinary share	$0.71	$0.44	$(0.41)

Number of shares used in per share calculation	18,933,916	19,818,097	23,070,989

Diluted net income (loss) per share:
Diluted net income (loss) per ordinary share	$0.63	$0.41	$(0.41)

Number of shares used in per share calculation	21,253,741	21,362,759	23,070,989

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Ordinary Shares		Deferred Share Compensation	Shareholders’ Loans	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2001	19,087,246	52,501	(470)	(202)	(17,312)	34,517
Payment of Shareholder’s loan				202		202
Cashless exercise of a warrant	12,273					—
Issuance of ordinary shares upon exercise of options	556,721	2,111				2,111
Issuance of ordinary shares under employee share purchase plan	257,635	1,692				1,692
Amortization of deferred share compensation			331			331
Compensation related to grants of options to sales representatives and distributors		246				246
Net Income					13,350	13,350

Balance at December 31, 2002	19,913,875	$56,550	(139)	—	(3,962)	52,449

Issuance of ordinary shares upon exercise of options	268,963	871				871
Issuance of ordinary shares under employee share purchase plan	173,209	1,724				1,724
Amortization of deferred share compensation			125			125
Compensation related to grants of options to sales representatives, distributors and directors		(23)				(23)
Net Income					8,670	8,670

Balance at December 31, 2003	20,356,047	$59,122	(14)	—	4,708	63,816

Issuance of ordinary shares upon exercise of options	321,692	664				664
Issuance of ordinary shares under employee share purchase plan	325,214	2,004				2,004
Issuance of ordinary shares in connection with Axis acquisition	2,901,191	30,189				30,189
Fair value of Axis stock options assumed		12,894				12,894
Deferred share compensation related to grants of restricted shares and restricted share units in connection with Axis acquisition	123,200	1,688	(1,688)			—
Intrinsic value of unvested stock options assumed in connection with Axis acquisition		949	(949)			—
Deferred share compensation related to value of shares for key employee retention in connection with Axis acquisition		5,177	(5,177)			—
Amortization of deferred share compensation			5,165			5,165
Net Income					(9,533)	(9,533)

Balance at December 31, 2004	24,027,344	$112,687	$(2,663)	$—	$(4,825)	$105,199

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$13,350	$8,670	$(9,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	879	1,146	1,986
Non-cash charges related to equity issuances	577	102	5,165
Amortization of deferred compensation	—	—	4,117
Amortization of intangible assets	—	—	3,817
Amortization of inventory step up	—	—	681
Changes in operating assets and liabilities:
Accounts receivable	(3,465)	519	(10,788)
Prepaid expenses, deferred taxes, net and other assets	62	(2,148)	(13,023)
Inventory	—	—	(174)
Accounts payable	220	489	341
Other liabilities and accrued compensation	2,767	1,650	6,538
Deferred revenue	3,670	631	11,683

Net cash provided by operating activities	18,060	11,059	810

Cash flows used in investing activities:
Purchases of property and equipment	(1,044)	(2,167)	(2,967)
Other assets	10	18	26
Cash paid in conjunction with the acquisition of Axis, net	—	—	(37,022)

Net cash used in investing activities	(1,034)	(2,149)	(39,963)

Cash flows from financing activities:
Net proceeds from issuance of ordinary shares	3,803	2,595	2,669
Repayment of Shareholder’s loan	202	—	—
Receipts (payments) under capital lease obligations	(10)	(10)	(25)

Net cash provided by financing activities	3,995	2,585	2,644
Net increase (decrease) in cash and cash equivalents	21,021	11,495	(36,509)
Cash and cash equivalents at beginning of the year	58,488	79,509	91,004

Cash and cash equivalents at end of the year	$79,509	$91,004	$54,495

Supplemental disclosure of cash-flow information
Interest paid during the year	$3	$—	$2
Income tax payments	$26	$32	$50

Non cash investing and financing activities
Exchange of preferred shares for ordinary shares	$21,591	$—	$—
Issuance of ordinary shares for acquisition of Axis	$—	$—	$35,366
Fair value of Axis’ assumed options	$—	$—	$12,894

The accompanying notes are an integral part of these consolidated financial statements.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Verisity Ltd. was incorporated under the laws of Israel in September 1995 and commenced operations in January 1996. Verisity Ltd., together with its wholly owned subsidiaries (together, the “Company” or “Verisity”) develop, market, and support software, and with the Axis acquisition also hardware systems, which provides systems and semiconductor companies with the ability to automate the functional verification of system and integrated circuit designs.

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

Fair Value of Selected Working Capital Items

Accounts receivable and accounts payable, are carried at cost, which approximates their fair values due to the short maturity of these instruments. The recorded balance of capital lease obligation approximates fair value as interest is incurred at a variable market rate.

Revenue Recognition

License revenue is comprised of perpetual and time-based license fees which are primarily derived from contracts with corporate customers. For each sale, the Company recognizes revenue when persuasive evidence of an agreement has been received, delivery of the product and license key has occurred, the fee is fixed or determinable, collectibility is probable, and there are no remaining obligations by the Company. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. The Company’s standard payment recognition terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. The Company does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For perpetual licenses, once all of the above conditions have been met, the Company recognizes license revenue based upon the residual method after all elements, which do not have vendor-specific objective evidence of fair value (“VSOE”), other than maintenance have been delivered, as prescribed by Statement of Position, or SOP No. 98-9, “Modification of SOP No. 97-2, “Software Revenue Recognition with Respect to Certain Transactions,” as VSOE for the delivered elements does not exist.

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

Hardware system revenue is derived from sales of Axis Systems Inc. line of products. Due to high value software elements in these systems revenue is recognized in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. Hardware related contracts with customers generally include multi-year lease arrangements or perpetual license arrangements for software and hardware products and postcontract maintenance. Maintenance can be renewed annually at the customer’s discretion in the case of perpetual license. However, VSOE does not exist for the Company’s postcontract maintenance; therefore, product and maintenance revenue is recognized ratably over the lease term or initial maintenance term in the case of perpetual license, once there are no other undelivered elements except postcontract maintenance. Revenue recognition begins when delivery has occurred and all other revenue recognition criteria have been met.

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

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on reported net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation:

	Year ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Net income (loss) as reported	$13,350	$8,670	$(9,533)
Stock-based compensation expense included in reported net income	331	228	1,002
Total stock based compensation expense determined under fair value based methods	(8,073)	(10,019)	(8,504)

Pro forma net Income (loss)	$5,608	$(1,121)	$(17,035)

Basic net income (loss) per share:
As reported	$0.71	$0.44	$(0.41)

Pro forma	$0.30	$(0.06)	$(0.74)

Diluted net income (loss) per share:
As reported	$0.63	$0.41	$(0.41)

Pro forma	$0.27	$(0.05)	$(0.74)

The fair value of all options granted and purchase rights during the three years ended December 31, 2002, 2003 and 2004 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2002	2003	2004
Volatility	80%	62%-80%	45%-52%
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.80%	2.1%-2.8%	3.0%-3.5%
Expected life:
Option plans	4.0	4.0	3.5-4.0
Purchase plan	0.5-2.0	0.5-2.0	0.5-2.0

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

The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximate carrying value. Cash and cash equivalents are categorized as follows:

	December 31,
	2003	2004
	(in thousands)
Money market funds	$23,697	$13,687
Bank deposits	3,795	8,821
U.S. government securities	58,019	31,987
Corporate bonds	5,493	—

	$91,004	$54,495

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

The accounts receivable of the Company are mainly derived from sales to customers located primarily in the U.S., Europe, Israel and Eastern Asia. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. An allowance for doubtful accounts is recorded when the Company has determined that the account receivable is unlikely to be collected. As of December 31, 2003 and 2004 the allowances for doubtful accounts were $2,000 and $2,000. The Company considers an account receivable past due in the event that the balance is outstanding more than the underlying credit terms.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002 one customer, who contributed 10.8% of total revenue, was the only customer to account for more than 10% of total revenue. In 2003 two customers accounted for 12.2% and 11.4% of total revenue. In 2004, no customer accounted for greater than 10% of total revenue.

As of December 31, 2004 the Company has one outstanding forward contract to hedge a receivable to be paid in Japanese yen. The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Goodwill

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Upon acquisition of Axis in the first quarter of 2004, the Company completed its annual impairment assessments and determined that no impairment is required for the year ended on December 31, 2004.

Long-lived assets

The Company evaluates the recoverability of its long-lived assets, other than goodwill whenever events or changes in circumstance indicate the carrying amounts of the assets may not be recoverable. To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” The Company has no items of other comprehensive income (loss) in any of the periods presented and, therefore, net income (loss) equals total comprehensive income (loss) for all periods presented.

Earnings and Net Income (loss) Per Share

Basic earnings per share is computed based on the weighted-average number of ordinary shares outstanding, less shares subject to the Company’s right to repurchase. Diluted earnings per share is computed based on the weighted-average number of ordinary shares and other dilutive securities (e.g., options and warrants to purchase ordinary shares), calculated using the treasury stock method. See also Note 10 “Earnings and loss per share” below.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the third quarter of our fiscal year 2005.

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2003	2004
	(in thousands)
Cost:
Computers, software and peripheral equipment	$6,366	$9,491
Office equipment and furniture and fixtures	1,166	1,497
Leasehold improvments	536	1,071

	8,068	12,059
Less accumulated depreciation	(4,770)	(6,398)

Property and equipment, net	$3,298	$5,661

3.    DEFERRED REVENUES

Deferred revenues consist of the following:

	December 31,
	2003	2004
	(in thousands)
Time-based licenses	$14,667	$25,383
Transactions with staggered deliveries of multiple elements	5,272	13,066
Maintenance	13,453	12,703

	33,392	51,152
Less: long-term portion of deferred revenues	(5,601)	(8,321)

Current portion of deferred revenues	$27,791	$42,831

4.    ACCRUED SEVERANCE PAY, NET

Under Israeli law, the Company is required to make severance payments to dismissed employees and to employees leaving employment under certain circumstances. This liability is calculated based on the years of employment for each employee in accordance with the “severance pay laws.” The Company’s liability for required severance payments is covered by funding into approved severance pay funds, insurance policies and by an accrual. Accrued severance pay, net is $275,000 and $290,000 as of December 31, 2003 and 2004, respectively, and the balances are included in other long-term liabilities.

Severance expenses for the years ended December 31, 2002, 2003 and 2004 were $321,000, $443,000 and $427,000, respectively.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    COMMITMENTS AND CONTINGENCIES

Guarantees

As of December 31, 2004, the Company had a bank guarantee in connection with operating leases totaling $189,000, which is collateralized by a letter of credit.

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These obligations primarily relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004.

Leases

Future minimum payments under noncancelable operating and capital lease agreements at December 31, 2004 are as follows:

Leases
Year ending December 31:
2005	$1,831
2006	1,689
2007	1,646
2008	1,611
2009	981
2010	44

$7,802

Included in the lease payment above is $34,000 under capital lease to be paid in 2005.

Rent expense was approximately $1,393,000, $1,423,000 and $1,376,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

6.    INVENTORY

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory consisted of the following (in thousands):

December 31, 2004
Work in process	$1,641
Finished goods	1,631

$3,272

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial statements reflect a purchase price of approximately $80.8 million, determined as follows (in thousands):

Amount
Cash consideration	$40,571
Less: Value of cash for key employee retention	(5,938)
Value of Verisity ordinary shares issued	35,366
Less: Value of shares for key employee retention	(5,177)
Fair value of Axis options assumed	12,894
Restricted incentive Verisity ordinary shares	1,480
Restricted incentive Verisity ordinary share units (RSU)	340
Less: Deferred Compensation for Restricted Shares & RSUs	(1,820)
Estimated transaction costs	3,125

Total purchase price	$80,841

The total purchase price of $80.8 million includes cash of $40.6 million, Verisity ordinary shares valued at $35.4 million, assumed stock options with a fair value of $12.9 million (intrinsic value of $4.0 million), restricted incentive Verisity ordinary shares and restricted ordinary shares units valued at $1.8 million and direct transaction costs of $3.1 million, reduced by amounts related to future employment that will be accounted for as deferred compensation costs of $11.1 million in respect of cash and share proceeds of certain key employees under retention agreements and $1.8 million in respect of restricted incentive Verisity ordinary shares and restricted ordinary shares units.

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

Under the purchase method of accounting, the total purchase price as shown in the table below is allocated to Axis’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. Based on the final valuation and other factors, the purchase price is allocated as follows:

Amount
Net tangible liabilities	$(2,155)
Amortizable intangible assets:
Developed and core technology, patents	10,620
Customer contracts and lists, distribution agreements	8,200
Maintenance contracts	1,200
Goodwill	62,976

Total purchase price allocation	$80,841

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the final valuation and other factors, the purchase price, with respect to net tangible assets, is allocated as follows:

Amount
Cash and cash equivalents	$8,280
Accounts receivable	3,177
Unbilled Receivables	7,916
Inventory	3,764
Deferred Expenses	1,846
Net Property and Equipment	1,381
Net Deferred Taxes	(17,271)
Account Payable and Accrued Liabilities	(5,171)
Deferred revenues	(6,077)

Net tangible liabilities	$(2,155)

Intangible assets

Of the total purchase price $20.0 million has been allocated to amortizable intangible assets acquired.

Developed technology, which is comprised of products that have reached technological feasibility, includes products in most of Axis’ product lines, principally the Axis Xcite, Xtreme, Xpert and Xchange products. Core technology and patents represent a combination of Axis processes, patents and trade secrets developed through the design and development of reconfigurable computing (RCC) technology and fielded products that can handle software simulation, acceleration, emulation, and hardware/software co-verification. Verisity expects to amortize the developed and core technology and patents on a straight-line basis over an average estimated life of five years.

Customer contracts represent existing contracts that relate primarily to underlying customer relationships pertaining to the products and services provided by Axis. Customer lists and distribution agreements represent Axis’ relationships with its installed base of products and service, and agreements with sales representatives and distributors. Verisity expects to amortize the fair value of these assets on a straight-line basis over an average estimated life of five years. Maintenance contracts represent agreements to deliver support services to certain customers and Verisity expects to amortize the fair value of these contracts on a straight line basis over an average estimated life of three years.

Of the total purchase price, $63.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company attributed particular value to several of Axis’ underlying technologies which the Company plans to integrate with several of its own technologies to create new products which will significantly enhance and broadened its verification process automation platform offerings and allow the Company to address a much larger target market. Moreover, these underlying Axis technologies are mature, high performance and highly interoperable which will significantly reduce the Company’s integration time and time to market with new products versus having to develop similar technologies and products over a much longer time period through its own internal development efforts.

No value has been allocated to in-process research and development. Axis is currently developing new products that have generally reached technological feasibility and do not qualify for treatment as in-process research and development. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year ended December 31,
	2003	2004
	(in thousands, except per share data)
Pro forma revenue	$69,139	$59,775

Pro forma net loss	$(5,387)	$(11,474)

Pro forma net loss per share:
Basic	$(0.23)	$(0.48)

Diluted	$(0.23)	$(0.48)

Verisity has not given effect in the pro forma statement of operations for the 2003 period to the deferred revenue adjustment on revenue as the adjustments are directly related to the merger and the effect is non-recurring. Such adjustments are reflected in the post-merger statements of operations of the combined company.

The deferred revenue adjustment has the effect of reducing the amount of revenue the combined company will recognize in periods subsequent to the merger compared to the amount of revenue Axis would have recognized in the same period absent the merger.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142 goodwill and intangible assets with indefinite lives will be tested for impairment at least annually (or more frequently if certain indicators are present). In the event that the management of the combined company determines that the goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. To date, the Company has not recorded any impairment charges against the value of its goodwill and other intangible assets.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are comprised of the following (in thousands):

	December 31, 2004
	Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Balance
Developed and core technology, patents	5	$10,620	$(1,947)	$8,673
Customer contracts and lists, distribution agreements	5	8,200	(1,503)	$6,697
Maintenance contracts	3	1,200	(367)	$833

		$20,020	$(3,817)	$16,203

Estimated future intangible amortization expense, based on current balances, as of December 31, 2004 is as follows (in thousands):

Amount
Year ending December 31:
2005	4,164
2006	4,164
2007	3,797
2008	3,764
2009	314

$16,203

9.    SHAREHOLDERS’ EQUITY

Ordinary Shares

Ordinary shares consist of the following:

	Ordinary shares Authorized at December 31, 2004	Ordinary shares Issued and Outstanding at December 31,
		2003	2004
Ordinary Shares	91,222,534	20,356,047	24,027,344
Class B ordinary shares	3,777,466		—

	95,000,000	20,356,047	24,027,344

Each ordinary share (other than each Class B ordinary share which has no voting rights) is entitled to one voting right.

Employee Share Purchase Plan (ESPP)

In September 2000, the board of directors adopted the 2000 Employee Share Purchase Plan, which became effective upon the closing of the initial public offering of the Company’s ordinary shares. The 2000 Employee Share Purchase Plan will remain in effect for 10 years, unless terminated by the board of directors at an earlier date. Initially, the Company has initially reserved 1,000,000 shares for issuance under this plan, subject to annual increases based on the number of shares issued under the plan in the previous calendar year. In May 2004, the Company’s shareholders approved an increase of 300,000 shares available for issuance under this plan. As of December 31, 2004, 404,033 shares were available for issuance under the plan.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Option Plans

The Company has stock option plans adopted in 1997, 1999 and 2000, as well as stock option plans assumed through acquisitions, under which stock options are outstanding. The U.S Stock Option Plans permit options granted to qualify as “incentive stock options’ under the U.S. Internal Revenue Code, if appropriate criteria are met. The exercise price of a stock option is generally equal to the fair market value of Verisity’s Ordinary Shares on the date the option is granted. The term of options granted in fiscal 2004 is ten years. Unless otherwise decided by the board of directors, 1/4th of the options will vest, or become exercisable, one year from the date of grant and an additional 1/48th of the options will vest each month thereafter as long as the holder continues to be an employee, director or consultant of the Company.

In May 2004, the Company’s shareholders approved an increase of 325,000 shares available for issuance under the 2000 Israeli Share Option Plan, and an increase of 825,000 shares available for issuance under the Company’s 2000 U.S. Share Incentive Plan.

In connection with the Company’s acquisition during fiscal 2004 of Axis Systems Inc., the Company assumed all outstanding options granted by Axis Systems Inc. prior to the acquisition date which converted into 850,802 options of the Company.

Option activity was as follows for the years ended December 31, 2002, 2003 and 2004:

	Shares Available For Grant	Number of Outstanding Options	Price Per Share (1)	Weighted- Average Exercise Price Per Share
Balance at December 31, 2001	1,195,085	3,802,140	$0.00-$19.02	$4.90
Additional shares authorized	1,250,000	—	—	—
Options granted	(1,397,500)	1,397,500	$12.20-$20.56	$17.74
Options exercised	—	(927,475)	$0.00-$17.10	$2.30
Options cancelled	148,382	(148,382)	$0.75-$18.90	$12.02

Balance at December 31, 2002	1,195,967	4,123,783	$0.00-$20.56	$9.58
Additional shares authorized	800,000	—	—	—
Options granted	(1,263,872)	1,263,872	$9.45-$14.70	$10.92
Options exercised	—	(343,362)	$0.00-$11.25	$2.65
Options cancelled	306,722	(306,722)	$0.90-$20.56	$13.18

Balance at December 31, 2003	1,038,817	4,737,571		$10.21
Additional shares authorized	1,150,000		—
Options assumed from Axis	—	850,802	$0.41-$14.17	$8.33
Additional shares authorized from Axis	273,190	—	—	—
Options granted	(1,867,871)	1,744,671	$0.00-$12.58	$5.81
Options exercised	—	(384,859)	$0.00-$8.00	$3.77
Options cancelled	693,519	(693,519)	$0.00-$18.90	$11.06

Balance at December 31, 2004	1,287,655	6,254,666		$9.03

(1)	$0.00 price per share represents an actual price equal to the par value of the ordinary shares (approximately $0.0025).

Shares available for future option grants, ESPP and other stock-based compensation awards were 1,691,688 at December 31, 2004.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net income (loss) and net income (loss) per share for 2002, 2003 and 2004, is required by SFAS 123. The fair value of options for 2002, 2003 and 2004 was estimated at the date of grant using the Black-Scholes valuation model, with the weighted-average assumptions as described in Note 1 above.

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

Exercise prices for options outstanding as of December 31, 2004 and the weighted average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 0.00-$ 5.40	2,182,548	$3.70	6.68	1,194,536	$2.41
$ 5.45-$ 8.79	1,434,902	$7.26	7.07	1,064,664	$7.22
$ 9.45-$13.85	1,260,285	$11.28	8.18	586,925	$11.39
$13.90-$18.90	1,286,931	$17.08	7.34	930,877	$16.88
$19.02-$20.56	90,000	$19.54	6.99	67,810	$19.38

	6,254,666	$9.03	7.21	3,844,812	$8.92

Non-Cash Charges Related to Equity Issuances and amortization of deferred compensation

In 2001 and prior the Company recorded deferred share compensation representing the difference between the fair value of the ordinary shares and the exercise price of the underlying options at date of grant. These amounts were recorded as a reduction of shareholders’ equity and were amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The Company recorded amortization of deferred share compensation with respect to these option grants of $331,000 for the year ended December 31, 2002, $125,000 for the year ended December 31, 2003, and $14,000 for the year ended December 31, 2004.

Non-cash charges related to equity issuances also include the amortization of deferred compensation associated with the Axis merger that is applicable to restricted ordinary shares and restricted share units granted to certain Axis employees as part of the merger, the intrinsic value of the unvested Axis options, and in respect to ordinary share proceeds retained by the Company from certain key Axis employees which are subject to vesting in connection with retention agreements. Non-cash charges related to equity issuances, with respect to Axis acquisition, were $5.1 million for the year ended December 31, 2004.

Amortization of deferred compensation associated with the retention of cash proceeds in respect to the merger was $4.1 million for the year ended December 31, 2004.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    EARNINGS AND LOSS PER SHARE

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net income (loss):	$13,350	$8,670	$(9,533)

Basic net income (loss) per ordinary share	$0.71	$0.44	$(0.41)
Shares used in computing basic net income (loss) per ordinary share	18,934	19,818	23,071

Weighted-average number of potential ordinary shares
under the treasury method	2,316	1,545
Weighted-average number of ordinary shares subject to repurchase	4	—	—

Shares used in computing diluted net income (loss) per ordinary share	21,254	21,363	23,071

Diluted net income (loss) per ordinary share	$0.63	$0.41	$(0.41)

During the periods presented, the Company had securities outstanding, which could potentially dilute basic income per share in the future, but were excluded from the computation of diluted net income per share, as their effect would have been antidilutive. Potential ordinary shares excluded from the earnings per share calculation because they were antidilutive totaled 718,544, 1,788,631 and 3,523,763 for the years ended December 31, 2002, 2003 and 2004, respectively. These potential ordinary shares are related to unvested restricted shares and restricted share units and share options.

11.    INCOME TAXES

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Current tax expenses:
Israel	$—	$145	$662
U.S. federal and state	1,515	169	480
Other foreign	307	438	386

	1,822	752	1,528
Deferred tax expenses
Israel	—	—	(513)
U.S. federal and state	—	—	(6,996)
Other foreign	—	—	—

	—	—	(7,509)

Provision for income taxes	$1,822	$752	$(5,981)

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities reflect the tax effects of net operating loss and credit carryforwards and of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2004
	(in thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$3,700	$6,462
Other foreign net operating loss carryforwards	400	244
U.S. federal and state credit carryforwards	600	3,091
Non-deductible accruals and reserves		3,021
Other, net	700	158

Total deferred tax assets	5,400	12,976
Valuation allowances for deferred tax assets	(5,400)	(10,033)

Net deferred tax assets	$—	$2,943

Deferred Tax Liability		(12,288)

Net deferred tax assets (deferred tax liability)		$(9,345)

As of December 31, 2004, the Company had deferred tax assets of approximately $13.0 million. The Company has evaluated the need for a valuation allowance for the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2004, the Company had no ability to realize its U.S federal and state deferred tax assets through carrybacks or available tax planning strategies for Verisity and has therefore recorded a valuation allowance on these assets.

The valuation allowance increased by approximately $4.6 million in 2004 and $1.1 million in 2003. The Company has recorded deferred tax assets for currently non-deductible accruals and reserves related to our Israel operation that can be recovered in the future and deductible accruals and reserves related to the U.S. operations.

As of December 31, 2004, approximately $4.3 million of the valuation allowance is attributable to Axis acquisition-related items such as net operating loss carryforwards and tax credits that if and when realized will first reduce the carrying value of goodwill, then other long-lived intangible assets of the Company’s acquired subsidiary and then income tax expense. Approximately $4.2 million of the Company’s valuation allowance was attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when and if realized.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the Company’s effective tax rate and the Israeli statutory tax rate is as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Pretax income	$15,172	$9,422	$(15,514)
Statutory Israeli rate	36%	36%	35%
Expected tax	5,462	3,392	(5,430)
Realization of previously unbenefited losses	(4,048)	(252)	(1,100)
Approved enterprize zone benefit		(2,700)	(106)
Foreign income rate benefit	—	(51)	(19)
Foreign losses providing no benefit	—	—	420
Withholding taxes	266	363	232
Other immaterial items	142	—	22

Provision for income taxes	$1,822	$752	$(5,981)

Israeli Income Taxes

Verisity’s four investment programs have been granted the status of “Approved Enterprise” by the Israeli government under the law for the Encouragement of Capital Investments, 1959 (the “Law”) in 1996, 1998, 2002 and 2004. Israeli income derived from the “Approved Enterprise” entitles Verisity to tax exemption for the period of two years commencing the first year that it will earn taxable income, and to a reduced tax rate of 10% -25% for an additional five to eight year period (depending on the rate of foreign investment in Verisity). The tax benefit period is limited to the earliest of 12 years from completion of the investment under the plans or 14 years from receiving the approval. Thereafter, Verisity will be subject to the regular corporate tax rate on its Israeli income of 35% in 2004, 34% in 2005, 32% in 2006, and 30% in 2007 and onwards. Israeli income from sources other than the “Approved Enterprise” will be subject to tax at the regular rate.

Verisity currently has no plans to distribute such tax-exempt income as dividends and intends to reassign future earnings to finance the development of the business. If the retained tax-exempt income is distributed in a manner other than in the complete liquidation of Verisity, it would be taxed at the corporate tax rate applicable to such profits (between 10%-25%).

As of December 31, 2004, Verisity is in the process of completing the investments required under the fourth approved enterprise investment. Should Verisity fail to meet conditions stipulated by the law and by the Approval certification, including making specified investments in fixed assets, maintaining the development and production nature of its facilities, and financing of at least 30% of the investment program through equity, it could be subject to corporate tax in Israel at the regular corporate rate and could be required to fund tax benefits received under the program (inclusive of interest and penalties).

As of December 31, 2004, Verisity had utilized its Israeli net operating loss carryforwards and its currently using the reduced tax rate.

U.S. Income Taxes

As of December 31, 2003 and 2004, we had approximately $9.2 million and $17.7 million of US federal net operating loss carryforwards, respectively, and $400,000 and $1,900,000 of US federal research and development credit, respectively. These United States federal net operating loss and credit carryforwards expire between the years 2012 and 2024.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Other Foreign Taxes

As of December 31, 2004, Verisity had other foreign net operating loss carryforwards of approximately $0.9 million.

12.    SEGMENTS AND GEOGRAPHIC INFORMATION

Verisity operates in one industry segment, the development and marketing of software. The following is a summary of revenue within geographic areas based on the location of the entity making the sales, and long-lived assets based on the location of the assets. Operations in the United States include marketing, sales, research and development, and technical customer support. Operations in Israel include research and development, local sales and technical customer support. Operations in Europe and Japan include sales.

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Revenue from sales to unaffiliated customers:
United States	$39,553	$36,984	$40,878
Israel	3,652	3,275	2,520
Europe	9,319	8,241	10,124
Japan	—	—	4,511

	$52,524	$48,500	$58,033

		December 31,
		2003	2004
		(in thousands)
Long lived assets:
United States		$1,492	$19,908
Israel		1,762	1,847
Europe		44	46
Japan		—	63

		$3,298	$21,864

As reported in the above table, revenue generated in the United States is from sales to customers located in North America and Asia; revenue generated in Israel consists of sales to customers located in Israel; revenue generated in Europe is from sales to customers located in Europe and revenue generated in Japan consists of sales to customers located in Japan.

13.    RELATED PARTY TRANSACTION

Zohar Zisapel, a director of the Company, is the founder and chairman of RAD Data Communications, Ltd. (“RAD”). For the year ended December 31, 2003 and 2004 the Company sold $46,000 and $107,000, respectively, of product and services to RAD. The amount receivable from RAD was $2,000 and nil as of December 31, 2003 and 2004, respectively.

VERISITY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Douglas Norby, a director of the Company, serves on the board of LSI Logic Corporation (“LSI”). For the year ended December 31, 2004 the Company sold $1.7 million of product and services to LSI. The amount receivable from LSI was $845,000 as of December 31, 2004.

Tali Aben, a director of the Company, serves on the board of Silverback Systems Inc. (“Silverback”). For the year ended December 31, 2003 the Company sold $218,000 of product and services to Silverback. The revenue recognized from Silverback in 2004 was $76,000 and the amount receivable as of December 31, 2004 was nil.

14.    SUBSEQUENT EVENTS

Properties

On January 31, 2005 we entered into a lease agreement which adds an additional space of 5000 square feet to our Israeli offices for a period of 58 months starting on May 1, 2005 In addition we extended the lease agreement for the other four facilities in the Israeli offices for 60 months starting on March 1, 2005.

Business Combination

On January 12, 2005, Verisity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cadence Design Systems, Inc., a Delaware corporation (“Cadence”), and Scioto River Ltd., an Israeli corporation and wholly owned subsidiary of Cadence (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Verisity, and each outstanding ordinary share of Verisity, NIS 0.01 par value per share, will be converted into the right to receive $12.00 in cash without interest, as described in Section 1.8(a) of the Merger Agreement. Following the Merger, Verisity shall continue as the surviving corporation, and the separate corporate existence of Merger Sub shall cease.

The Merger has been approved by unanimous vote of the boards of directors of both companies. The transaction is subject to approval by the shareholders of Verisity, the expiration or termination of waiting periods under U.S. antitrust laws and other customary conditions. There can be no assurance that the merger will be completed. If the merger is not completed, we may be required to pay Cadence a termination fee of $11,350,000 under specified circumstances. We may also be required to reimburse Cadence for up to $1,000,000 of its costs, fees and expenses upon termination of the merger agreement, although the aggregate reimbursement amount plus the amount of the termination fee may not exceed $12,136,000.